Form 10QSB
period 1999-06-30
AMERISTAR NETWORK INC
filed 2000-08-23
CIK 1086886

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C. 20549

                          FORM 10QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
JUNE 30, 1999

( )      Transition report pursuant of Section 13 or 15(d) of the
Securities Exchange Act of 1939 for the transition period ____ to______

COMMISSION FILE NUMBER 000-26157
                       ---------

                        AMERISTAR NETWORK, INC.
         ------------------------------------------
    (Exact name of registrant as specified in its charter)

          Delaware                           04-1370942
----------------------------------      --------------------
(State or other jurisdiction of         (IRS Employer Id. No.)
 incorporation or organization)


321 No. Mall Drive., K-102
St. George, UT 84790                   Telephone: 435-656-3677
-----------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)

                              NONE

--------------------------------------------------------------
Former name, former address and former fiscal year, if changed.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---      ---
The number of shares of the registrant's common stock as of June 30, 1999: 14,178,712 shares.

Transitional Small Business Disclosure Format (check one):

   Yes    No X
      ---   ---

                        TABLE OF CONTENTS
                        -----------------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet
(b)      Statement of Operations
(c)      Statement of Changes in Financial Position
(d)      Statement of Shareholders' Equity
(e)      Notes to Financial Statements

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

Item 3.  Risks

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K
         NONE

SIGNATURES

FINANCIAL DATA SCHEDULE










































                            AMERISTAR NETWORK, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                           JUNE 30,           DECEMBER 31,
                                                            1999                 1998
                                                          ---------          -------------

                                  ASSETS
Cash and cash equivalents                                 $  22,292           $     332
Notes receivable - current                                        -               2,265
                                                          ---------           ---------
            Total current assets                             22,292               2,597

Fixed assets, net of accumulated depreciation of
   $ 8,810 and $ 895                                          4,947               1,628

Other assets                                                145,490             144,844
                                                          ---------           ---------
TOTAL  ASSETS                                             $ 172,729           $ 149,715
                                                          =========           =========
                          LIABILITIES
Accounts payable                                          $  68,543           $   3,680
Accrued expenses                                                495                 417
Notes payable and contracts payable  - current               13,500             165,000
                                                          ---------           ---------
     Total current liabilities                               82,538             169,097
                                                          ---------           ---------

                     STOCKHOLDERS' EQUITY
Common stock                                                  7,740               2,019
Additional paid-in capital                                1,380,584              42,663
Subscription receivable                                    (427,000)                  -
Accumulated deficit                                        (871,133)           ( 64,064)
                                                          ---------           ---------
TOTAL STOCKHOLDERS' EQUITY                                   90,191            ( 19,382)
                                                          ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 172,729           $ 149,715
                                                          =========           =========

<F/N>      See the accompanying notes to the condensed consolidated financial statements.


                                                F-1






















                             AMERISTAR NETWORK, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                       THREE MONTHS ENDED,         SIX MONTHS ENDED,
                                           JUNE 30,                    JUNE 30
                                            1999         1998       1999         1998
                                         ---------    ---------   ---------    ---------

Revenue                                  $  34,595      $    -    $  34,602     $     -
Expenses:
     Operating                             800,609       2,154      840,427       5,035
     Depreciation and amortization             294         102          472         238
     Interest expense (income), net            450         316          772         738
                                         ---------    ---------   ---------    ---------
    Total expenses                         801,353       2,575      841,671       6,011

                                         ---------    ---------   ---------    ---------
Net loss                                 $(766,758)  $  (2,572)   $(807,069)  $  (6,011)
                                         =========    =========   =========    =========

Loss per share                            $  (.20)      $ (.00)    $   (.21)    $   (0.00)
                                         =========    =========   =========    =========
Weighted average common shares           3,821,292   2,107,750    3,821.292     2,107,750
                                         =========    =========   =========    =========

<F/N>            See the accompanying notes to the condensed consolidated financial statements.
                                         F-2

 AMERISTAR NETWORK, INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 1999 and 1998


                                               1999          1998
                                               ------------------
Cash Flows From
Operating Activities
Net Income (Loss)                           $(807,069)   ($  6,011)
Noncash items included
 In net income (loss)
  Depreciation and amortization                   472          238
  Changes in:
   Note receivable                              2,265            -
   Accounts payable                            64,863          308
   Accrued expenses                                78          126

                                            ---------     ---------
   Net cash provided (used)
by operating activities                     (739,391)       (6,731)

Cash Flows From
Investing Activities
  Purchase of property, plant
   and equipment                              ( 3,791)       2,523
  Other assets                                            (150,000)
                                            ---------     ---------
Net cash provided (used)
by investing activities                       ( 3,791)    (152,253)

Cash Flows From
Financing Activities
Notes payable                                (151,500)     161,550
Proceeds from stocks issued                     5,721
Additional paid in capital                  1,337,921
Subscriptions receivable                     (427,000)
                                            ---------     --------
Net cash provided (used)
 by financing activities                      765,142      161,550
                                            ---------     --------
Net increase in cash and
  cash equivalents                             21,960        2,566
Cash and cash equivalents-
  beginning of period                             332            4
                                            ---------     ---------
Cash and cash equivalents-
  end of year                                  22,292        2,570
                                            =========     =========

              See the accompanying notes to the financial statements.

                                      F-3













[CAPTION]

               AMERISTAR NETWORK, INC. AND SUBSIDIARIES
       NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of AMERISTAR NETWORK, Inc. and Subsidiaries (Ameristar) as of June 30, 1999 and December 31, 1998, and the results of their operations for the three and six-month periods ended June 30, 1999 and 1998. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with instructions to Form 10-Q and accordingly do not include all disclosures required by generally accepted accounting principles. The 1998 condensed consolidated balance sheet was derived from Ameristar's audited balance sheet. For further
information, refer   to the financial statements and footnotes
thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.
The Company uses the accrual method of accounting.

Revenues and directly related expenses are recognized in the period when the goods are shipped to the customers.

The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents. Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates. Depreciation; The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related assets or the estimated lives of the assets. Depreciation is computed on the straight-line method for reporting purposes and for tax purposes.

Estimates; The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company uses the accrual method of accounting.

Revenues and directly related expenses are recognized in the period when the goods are shipped to the customers.

The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.

Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.

Depreciation; The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related assets or the estimated lives of the assets. Depreciation is computed on the straight-line method for reporting purposes and for tax purposes.

Estimates; The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Results of Operations

Three months ended June 30, 1999 Compared to three months ended
June 30, 1998

The net loss for the three months ended June 30, 1999 was $766,758 compared with $2,572 for the three months ended June 30, 1998. The primary reason for the increase in the net loss was an increase in operating expenses.

The Company overall generated $34,595 in revenues in the three months ended June 30, 1999, compared to revenues of $0 in the fiscal year ended June 30, 1998. Management attributes this increase to the commencement of revenue generating operations.

     Liquidity and Capital Resources

At June 30, 1999, the Company had a working capital deficit of $60,246 as compared to a working capital deficit on June 30, 1998 of $24,453. The increase is primarily attributable to operating losses incurred.

Net cash used in operating activities was $739,391 for the three months ended June 30, 1999, compared to the utilization of $6,731 of cash for the same period last year.

The Company does not anticipate that it will have any problems in meeting its obligations for continuing fixed expenses, materials procurement or operating labor.

     PART II. OTHER INFORMATION

Item 1.  Legal proceedings                          NONE

Item 2.  Changes in securities and use of proceeds  NONE

Item 3.  Defaults on senior securities              NONE

Item 4.  Submission of items to a vote              NONE

Item 5.  Other information                          NONE

Item 6.

 a)      Exhibits                                   NONE
 b)      Reports on 8K











[CAPTION]

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 1, 2000           By:       O. Russell Crandall
                                          -----------------------
                                          O. Russell Crandall,
                                          President

[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE
[ARTICLE] 5
[MULTIPLIER] 1
[PERIOD-TYPE]                              3-MOS
[FISCAL-YEAR-END]                          MAR-31-1999
[PERIOD-START]                             MAR-31-1999
[PERIOD-END]                               JUN-30-1999
[CASH]                                          22,292
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                22,292
[PP&E]                                                 0
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                 172,729
[CURRENT-LIABILITIES]                           82,538
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                         7,740
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                   172,729
[SALES]                                         34,595
[TOTAL-REVENUES]                                34,595
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                               801,353
[LOSS-PROVISION]                              (766,758)
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  (766,758)
[EPS-BASIC]                                       (.20)
[EPS-DILUTED]                                     (.20)