Form 10QSB
period 1999-09-30
AMERISTAR NETWORK INC
filed 2000-08-23
CIK 1086886

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

The number of shares of the registrant's common stock as of September 30, 1999: 11,479,112 shares.

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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K
         NONE

SIGNATURES

FINANCIAL DATA SCHEDULE











































                          AMERISTAR NETWORK, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                           SEPTEMBER 30,       DECEMBER 1,
                                                            1999                 1998
                                                          ---------          -------------
                                  ASSETS
Cash and cash equivalents                                 $  18,431           $     332
Notes receivable - current                                        -               2,265
Accounts receivable                                          27,500                   -
                                                          ---------           ---------
     Total current assets                                    45,931               2,597
Fixed assets, net of accumulated depreciation of
   $ 9,855 and $ 895                                         13,100               1,628

Other assets                                                145,000             145,490
                                                          ---------           ---------
TOTAL  ASSETS                                             $ 204,031           $ 149,715
                                                          =========           =========
                          LIABILITIES
Accounts payable                                          $  67,003           $   3,680
Accrued expenses                                                316                 417
Notes payable and contracts payable  - current               12,500             165,000
                                                          ---------           ---------
     Total current liabilities                               79,819             169,097
                                                          ---------           ---------
                     STOCKHOLDERS' EQUITY
Common stock                                                  7,740               2,084
Additional paid-in capital                                1,380,584              42,663
Stock subscription receivable                              (249,400)                  -
Accumulated deficit                                      (1,014,712)           ( 64,064)
                                                          ---------           ---------
TOTAL STOCKHOLDERS' EQUITY                                  124,212            ( 19,382)
                                                          ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 204,031           $ 149,715
                                                          =========           =========


<F/N>    See the accompanying notes to the condensed consolidated financial statements.























                                                 F-1

AMERISTAR NETWORK, INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 1999 and 1998

                                               1999         1998
                                            ---------     ---------
Cash Flows From
Operating Activities
Net Income (Loss)                           ($950,648)   ($ 35,622)
Noncash items included
 In net income (loss)
  Depreciation and amortization                 1,576        2,405
  Changes in:
   Services for stock                                           95
   Accounts receivable                        (27,500)           -
   Accounts payable                            67,637          308
   Accrued expenses                           (   101)         126
                                                1,400
                                            ---------     ---------
   Net cash provided (used)
by operating activities                     (907,636)      (32,688)

Cash Flows From
Investing Activities
  Purchase of property, plant
   and equipment                              (10,786)      (2,523)
  Other assets                                ( 5,156)    (150,000)
                                             --------    ---------
Net cash provided (used)
by investing activities                       (15,942)    (152,523)

Cash Flows From
Financing Activities
Notes payable                                (152,500)     146,000
Proceeds from stocks issued                     5,656       42,862
Additional paid in capital                  1,337,921
Subscriptions receivable                     (249,400)
                                            ---------     ---------
Net cash provided (used)
 by financing activities                      941,677      188,862
                                            ---------     ---------
Net increase in cash and
  cash equivalents                             18,099        3,651
Cash and cash equivalents-





















                              AMERISTAR NETWORK, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                     THREE MONTHS ENDED,          NINE MONTHS ENDED,
                                        SEPTEMBER 30,                SEPTEMBER 30
                                      1999         1998           1999           1998
                                    ---------     ---------        ---------    ---------

Revenue                             $  2,500    $    -            $ 37,102      $     -

Expenses:
     Operating                       144,897       7,114           985,324       14,229
     Depreciation and amortization     1,104         102             1,576          340
     Interest expense                     78         106               850          844
                                    ---------     ---------        ---------    ---------
         Total expenses              146,079       7,322           987,750       15,413
                                    ---------     ---------        ---------    ---------
Net loss                           $(143,579)  $  (7,322)        $(950,648)   $ (15,413)
                                    =========     =========        =========    =========
Loss per share                     $       (.04)        $    (.00)         $    (.25)$
(0.01)
                                    =========     =========        =========    =========

Weighted average common shares     3,821,292    2,107,750         3,821,292   2,107,750
                                    =========     =========        =========    =========

<F/N>      See the accompanying notes to the condensed consolidated financial statements.

                                           F-2

[CAPTION]

               AMERISTAR NETWORK, INC. AND SUBSIDIARIES
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments(consisting of only normal and recurring adjustments) necessary to present fairly the financial position of AMERISTAR NETWORK, Inc. and Subsidiaries (Ameristar) as of September 30, 1999 and December 31,1998, and the results of their operations for the three and nine-month periods ended SEPTEMBER 30, 1999 and 1998. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with instructions to Form 10-Q and accordingly do not include all disclosures required by generally accepted accounting principles. The 1998 condensed consolidated balance sheet was derived from Ameristar's audited balance sheet. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to the 1998financial statements to conform to the 1999 presentation.

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

Results of Operations

Three months ended September 30, 1999 Compared to three months ended September 30, 1998. The net loss for the three months ended September 30, 1999 was $143,579 compared with $7,322 for the three months ended September 30, 1998. The primary reason for the increase in the net loss was an increase in operating expenses.

The Company overall generated $2,500 in revenues in the three months ended September 30, 1999, compared to revenues of $0 in the fiscal year ended September 30, 1998. Management attributes this increase to the commencement of revenue generating operations.

Liquidity and Capital Resources

At September 30, 1999, the Company had a working capital deficit of $38,202 as compared to a working capital deficit on December
31, 1998 of $166,500. The increase is primarily attributable to operating losses incurred.


Net cash used in operating activities was 907,636 for the three months ended September 30, 1999, compared to the utilization of $32,688 of cash for the same period last year.

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

Ameristar Network, Inc.


Dated: July 3, 2000        By:  O. Russell Crandall
                                ------------------------------
                                O. Russell Crandall, President




[CAPTION]


[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE
[ARTICLE] 5
[MULTIPLIER] 1
[PERIOD-TYPE]                              6-MOS
[FISCAL-YEAR-END]                          MAR-31-1999
[PERIOD-START]                             JUN-30-1999
[PERIOD-END]                               SEP-30-1999
[CASH]                                          18,431
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                45,931
[PP&E]                                               0
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                 204,031
[CURRENT-LIABILITIES]                           84,133
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                         7,740
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                   208,345
[SALES]                                          2,500
[TOTAL-REVENUES]                                     0
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                               146,079
[LOSS-PROVISION]                              (143,579)
[INTEREST-EXPENSE]                                  78
[INCOME-PRETAX]                               (143,579)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                           (143,579)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  (143,579)
[EPS-BASIC]                                       (.04)
[EPS-DILUTED]                                     (.04)