Form 10QSB
period 2000-03-31
AMERISTAR NETWORK INC
filed 2000-09-28
CIK 1086886

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

The number of shares of the registrant's common stock as of
March 31, 2000:         10,198,712 shares.

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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K
         NONE

SIGNATURES

FINANCIAL DATA SCHEDULE













































                    AMERISTAR NETWORK, INC.
                (A Development Stage Company)
                 Consolidated Balance Sheets

                                  March 31,       December 31,
                                    2000             1999
                                 (Unaudited)
                                  ----------       -----------
ASSETS

Current Assets:

  Cash in banks                    $   3,658         $   5,176
  Notes receivable                    12,000            13,000

    Total Current Assets              15,658            18,176

Property & Equipment:

  Furnitures and equipment            22,269            22,269

  Less: accumulated depreciation      (4,452)           (3,375)

    Total Fixed Assets                17,817            18,894

Other Assets:

  Investments                        139,902                 -

  Software distribution rights
 (net of amortization)                     -           139,854

    Total Other Assets               139,902           139,854

TOTAL ASSETS                        $173,377          $176,924

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable                 $ 201,578          $ 52,948

  Accrued expenses                       316            15,316

  Short term notes payable             1,300             1,000

    Total Current Liabilities        203,194           169,264



Stockholders' Equity:

  Preferred stocks, $.001 par value

    Authorized shares - 10,000,000

Issued and outstanding shares- none       -                -

  Common stocks , $.001 par value

    Authorized shares - 90,000,000

    Issued and oustanding shares-

      10,281,446 shares               10,282            10,199

  Paid in capital                  1,406,130         1,401,874

  Subscriptions receivable          (246,793)         (249,400)

  Deficit accumulated during
   the development stage          (1,199,436)       (1,155,013)

Total Stockholders' Equity           (29,817)            7,660

TOTAL LIABILITIES
 AND STOCKHOLDERS' EQUITY        $   173,377        $  176,924


          See consolidated notes to financial statements



















 AMERISTAR NETWORK, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the three months ended March 31, 2000 and 1999 and For the period September 23, 1996 (inception) through March 31, 2000

                                                                               Cumulative
                                                   March 31,    March 31,      During
                                                   2000         1999           Development Stage
                                                   ---------    ---------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $ (44,423)   $ (40,018)       (1,199,436)
Adjustments to reconcile net loss to
 net cash used by operating activities:
    Depreciation & amortization                       1,166        4,365            15,040
    Services paid by stocks                                       25,000           518,676
    Investment                                           48                             48
    (Increase) decrease in note receivable            1,000        2,265            (7,470)
    Increase (decrease) in accounts payable          48,445       13,005           207,444
    Increase (decrease) in accrued expenses         (15,000)      (5,678)              (26)

NET CASH USED BY OPERATING ACTIVITIES                (8,764)      (1,061)         (465,724)

CASH FLOWS FROM INVESTING ACTIVITIES

  Acquisition of property and equipment                                            (21,089)
  Acquisition of software rights                                (100,000)         (150,000)
  Write off organization cost                                                          336

NET CASH USED BY INVESTING ACTIVITIES                     -     (100,000)         (170,753)

CASH FLOWS FROM FINANCING ACTIVITIES

  Notes and contract payable                           300      (45,000)            300

  Cash received from subscription receivable         3,000        3,000
  Proceeds from issuance of common stock             3,946       52,500         636,835

NET CASH PROVIDED  BY FINANCING ACTIVITIES           7,246        7,500         640,135
INCREASE (DECREASE) IN CASH                         (1,518)       6,439           3,658
BEGINNING CASH                                       5,176          332               -
ENDING CASH                                      $   3,658    $   6,771        $  3,658
DISCLOSURE FROM OPERATING ACTIVITIES

  Interest expense                              $             $   1,071        $  6,496
NON CASH DISCLOSURE

1,075,000  shares issued for incorporation expenses                            $  1,175

350,000 shares issured for distribution rights                                 $    350

1,493,941 shares issued for services                          $  25,000        $518,676

5,500,000 shares issued to
 acquire CVS Technologies                                                      $  5,500

250,000 shares issued to acquire Ameristar Mortgage                            $    250
255,000 shares of common stocks subscribed             393                      249,400

  Investment acquired in exchange for Software
    License Rights                                 139,854                      139,854


                           See consolidated notes to financial statements.

AMERISTAR NETWORK, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
For the period September 23, 1996 (Inception) to March 31, 2000

                                                                                         Deficit
                                       Number                                            Accummulated
                                       of           Common        Additional Stock       During the
                                       Shares       Stock         Paid-In-   Sub-        development
                                       Outstanding  at Par Value  Capital    cription    Stage
                                                                             Receivables
                                       -----------  ------------  ---------- ----------- -----------

Balance at September 23, 1996
 (inception)                                  -             -           -            -          -
Net loss for the period ended
 December 31, 1996                                                                             (798)
Stocks issued for organization
 costs at $.001 per share              1,175,000         1,175

Stocks issued for cash
 at $.10 per share                        50,000            50       4,950
Stocks issued for marketing rights       350,000           350
                                       -----------  ------------  ---------- ----------- -----------
Balance at December 31, 1996           1,575,000         1,575       4,950                     (798)

Net loss for the period
 ended December 31, 1997                                                                    (28,813)
Shares issued for professional
 fees at $.001 per share                  95,000            95

Share issued for cash
 at $.001 per share                      330,000           330

Shares issued for cash
 at $2.00 per share                                          6      12,994
                                       -----------  ------------  ---------- ----------- -----------
Balance at December 31, 1997           2,006,500         2,006      17,944                  (29,611)

Net loss for the period
 ended December 31, 1998                                                        (34,453)
Stocks issued for cash
 at $2.00 per share                       6,550              7      13,093

Stocks issued for debt
 satisfaction at $2.00 per share          5,816              6      11,626
                                       -----------  ------------  ---------- ----------- -----------
Balance at December 31, 1998          2,018,866          2,019      42,663                  (64,064)

Net loss for the period
 ended December 31, 1999                                                                 (1,090,949)

Stocks issued for cash
 at $.63 per share                       32,000             32      20,128

Stocks issued for cash
at $.80 per share                       562,500            563     449,438

Stocks issued for cash
at $1.00 per share                       41,000             41      40,959

Stocks issued for cash
 at $1.25 per share                      10,000             10      12,490
Stocks issued for cash
 at $2.00 per share                      35,000             35      69,965
Stocks issued for services
 at $1.50 per share                     330,000            330     494,670

Stocks issued for services
at $1.62 per share                       13,846             13      22,416

Stocks issued for services at $.001   1,150,000          1,150

Common stocks subscribed
 at $.80 per share                       30,500             31      24,370      (24,400)

Common stocks subscribed
 at $1.00 per share                     225,000            225     224,775     (225,000)

Stocks issued to acquire
 CVS Technologies                     5,500,000          5,500

Stocks issued to acquire
Ameristar Mortgage                      250,000            250
                                       -----------  ------------  ---------- ----------- -----------
Balance at December 31, 1999         10,198,712         10,199    1,401,874    (249,400) (1,155,013)

Net loss for the three
 months ended March 31, 2000                                                                (40,477)

Stocks subscription - payment                                                     3,000
                                       -----------  ------------  ---------- ----------- -----------
Balance at March 31, 2000            10,281,446         10,282    1,406,130    (246,793) (1,195,490)



                               See consolidated notes to financial statements.

[CAPTION]
AMERISTAR NETWORK, INC.
(A Development Stage Company)
Consolidated Notes to Financial Statements
March 31, 2000

Note 1 - BUSINESS ACTIVITY

The Company was incorporated under the laws of the state of Delaware on
September 23, 1996 using the name AMERISTAR NETWORK, INC.

The purpose for which the Corporation is organized is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of Delaware including, without limitation, to engage directly or through a subsidiary or subsidiaries in the business of acquiring, operate and or managing mortgage brokerage business and to develop, research, design, produce, buy, sell, license or otherwise deal in mortgage technology or related devises which are necessary, useful and desirable in connection with said business.

The Company has been in the development stage since its formation on September23, 1996. The Company has not earned significant revenue from planned principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

Note 2 - SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    Basis of Consolidation
                    ----------------------
The financial statements reflect the financial position and results of operations of Ameristar Network, Inc. and its subsidiaries on a consolidated basis. The Company's policy is to consolidate all wholly owned subsidiaries. All inter-company amounts have been eliminated in consolidation.

                     Cash and Cash Equivalents
                     -------------------------
The Company considers all investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value.

                    Property and Equipment
                    ----------------------
Property and equipment are stated at cost less accumulated depreciation and amortization. When such items are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are relieved from the accounts and the resulting gain or loss is reflected in operations. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. The depreciation and amortization periods by asset category are as follows:

Note 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment (continued)

             Furniture and fixtures         7 years
             Computer equipment             5 years

Maintenance and minor replacements are charged to expense as incurred while renewals and improvements are capitalized.

                       Long-Lived Assets
                       -----------------
The carrying value of long-lived assets is periodically reviewed by management and impairment losses, if any are recognized when the expected non discounted future operating cash flows derived from such assets are less than their carrying value. To date, no such impairment has been recorded.

              Fair Value of Financial Instruments
              -----------------------------------
Cash and cash equivalents, accounts receivable, other assets, accounts payable, deferred revenue, notes payable and accrued expenses are carried at cost which approximates their fair value because of the short-term maturity of these instruments.




                      Revenue Recognition
                      -------------------
The Company recognizes revenue upon closing and sale of a
mortgage note in    the secondary market. Processing fees are
recognized ratably over the period to which they relate.

                          Income Taxes
                          ------------
The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce the deferred tax assets to the amounts expected to be realized.


                        Advertising Costs
                        -----------------
The Company expenses the costs of advertising in the periods in which those costs are incurred. Advertising expense was approximately $3,596 for the year ended December 31, 1999.


                     Earnings (Loss) Per Share
                     -------------------------
Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation when their effect is antidilutive.

Note 3 - STOCK SUBSCRIPTION RECEIVABLES

In April 1999, the Company sold 400,000 shares of common stock for aggregate consideration of $275,000 by issuance of a subscription receivable non-bearing interest. The Company expects to received full payment in August of 2000.






Note 4 - PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following at March 31, 2000 and
      December 31, 1999
                                                         March 31,    December 31,
                                                            2000         1999
                                                            ----         ----

      Furniture and equipment                             $ 22,269     $ 22,269
      Less: Accumulated depreciation and amortization     (  4,452)    (  3,375)
                                                           -------     --------

                       Net property and equipment        $  17,817     $ 18,894
                                                          ========     ========

















Note 5 - SOFTWARE LICENSING AGREEMENT


On June 6, 1998, the Company purchased at cost an exclusive license agreement from Wholesale Network Center portion of the Virtual Lender Software System and Intellectual Property. The agreement grants the Company perpetual usage of the license and technology for the United States of America, Mexico and Canada. The Company paid a total cost of $150,000, which is being amortized over an estimated useful life of 30 years. During the year 2000, the Company cancelled the Software License Agreement with Mortgage Internet Technologies, Inc. (MIT). As per agreement, the Company received 1,521,805 shares of MIT.

                                      March       December
                                      31, 2000    31, 1999
                                      --------    --------
Software distribution rights        $     0      $150,000
Less: Accumulated amortization           (0)      (10,146)
                                       --------    --------
                                    $     0      $139,854
                                      ========     ========
Note 6 - INVESTMENTS

The Company acquired the following equity investments during the year 2000:

Intechnologies, Inc. - carrying value at cost of $ 48. (Note 9)

Mortgage Internet Technologies, Inc. - carrying value cost of
$139,854.(Note 5)


NOTE 7 - GOING CONCERN

The Company has nominal assets and no current operations with which to create operating capital. The Company seeks to raise operating capital with which to seek business opportunities to utilize the technology it has acquired via placements of its common stock. However, there can be no assurance that such offering or negotiations for private capital will be successful. Management plans to raise additional working capital in subsequent private offerings of its common stock. The Company will initially seek to raise up to at least $5,000,000 in a private placement of it's common stock, and continues to negotiate for private capital. However, there can be no assurance that any such offering or negotiations for private capital will be successful if the Company is unable to regain its position on the NASD Bulletin Board.


NOTE 8 - INCOME TAXES

The Company has adopted the provisions of SFAS No. 109 "Accounting for Income Taxes". SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met.
These losses are as follows:

Year of Loss                   Amount             Expiration Date

1996                           $ 798                   2011
1997                          28,813                   2012
1998                          34,453                   2013
1999                       1,088,695                   2014


NOTE 9.  RELATED PARTY TRANSACTIONS

The Company issued 350,000 shares of its common stock to an officer of the
Company to acquire marketing rights.

The Company purchased furniture and fixtures and computer equipment for $2,524 from an officer of the Company.

The Company subscribed for 12,000,000 shares of Intechnologies, Inc. The Chief Executive Officer of the Intechnologies, Inc. is also Chief Executive Officer of Ameristar Network, Inc. (Note 6)

NOTE 10.  NEW TECHNICAL PRONOUNCEMENTS

In February 1997, SFAS No. 129, "Disclosure of Information about
Capital Structure was issued effective for periods ending after December 15, 1997. The Company has adopted the disclosure provisions of SFAS No. 129, effective with the fiscal year ended
December 31, 1997. Adoption of SFAS 129.

In June 1997, SFAS 130, "Reporting Comprehensive Income" was issued effective for fiscal years beginning after December 31, 1997, with earlier application permitted. The Company has elected to adopt SFAS No.130, with the fiscal year ended December 31, 1998. Adoption of SFAS 130 is not expected to have a material impact on the Company's financial statements.

NOTE 11. ACQUISITION OF SUBSIDIARIES

On April 26, 1999, the Company issued 5,500,000 shares of its common stock in exchanged for 100% CVS Technologies, Inc. common stock shares issued and outstanding. CVS incorporated on March
23, 1999 in the state of Delaware.

This combination is accounted for as a pooling of interest as per APB Opinion No. 16

On May 13, 1999, the Company issued 250,000 shares of its common stock in exchanged for 100% of the shares issued and outstanding of AmeriStar Mortgage, Inc. AmeriStar Mortgage, Inc. incorporated March 18, 1999 in the state of Delaware. This combination will be accounted for as a pooling of interest as per APB Opinion No. 16.

Results of Operations

Three months ended March 31, 2000 compared to three months ended
March 31, 1999.  The net loss for the three months ended March
31, 2000 was $40,477 compared with $40,025 for the three months ended March 431, 1999. The increase in the net loss was insignificant.

The company overall generated $9,548 in revenues in the three months ended March 31, 2000 compared to revenues of $0 in the fiscal year ended March 31, 1999. Management attributes this increase to the commencement of revenue generating operations.

Liquidity and Capital Resources

At March 31, 2000, the Company had a working capital deficit of $187,536 as compared to a working capital deficit on December 31, 1999 of $151,088 The decrease is primarily attributable to commencement of operations.



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

Ameristar Network, Inc.


Dated: September 14, 2000         By:  O. Russell Crandall
                                ------------------------------
                                O. Russell Crandall, President




[CAPTION]
[TYPE]EX-27
          2
[DESCRIPTION]FINANCIAL DATA SCHEDULE
[ARTICLE] 5
[MULTIPLIER] 1
[PERIOD-TYPE]                              3-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-START]                             MAR-31-2000
[PERIOD-END]                               SEP-30-1999
[CASH]                                            3654
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                15,658
[PP&E]                                               0
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                 139,902
[CURRENT-LIABILITIES]                          203,194
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                        10,199
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                   173,377
[SALES]                                          9,548
[TOTAL-REVENUES]                                     0
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                                50,025
[LOSS-PROVISION]                               (40,477)
[INTEREST-EXPENSE]                                  78
[INCOME-PRETAX]                                (40,477)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                            (49,477)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   (49,477)
[EPS-BASIC]                                      (.005)
[EPS-DILUTED]                                    (.005)