Form 10QSB
period 2000-06-30
AMERISTAR NETWORK INC
filed 2000-09-29
CIK 1086886

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

The number of shares of the registrant's common stock as of
June 30, 2000:         19,531,446 shares.

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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K
         NONE

SIGNATURES

FINANCIAL DATA SCHEDULE













































AMERISTAR NETWORK, INC.
(A Development Stage Company)
Consolidated Balance Sheets

                                                      June 30, 2000     December 31,
                                                       (Unaudited)         1999
                                                      -------------     -----------
ASSETS
Current Assets:

  Cash in banks                                       $    5,299        $     5,176
  Notes receivable                                        27,000             13,000
                                                      -------------     -----------
    Total Current Assets                                  32,299             18,176
Property & Equipment:                                 -------------     -----------
  Furnitures and equipment                                22,269             22,269
  Less: accumulated depreciation                          (5,559)            (3,375)
                                                      -------------     -----------
    Total Fixed Assets                                    16,710             18,894
Other Assets:                                         -------------     -----------
  Investments                                            139,902
                                                      -------------     -----------
  Software distribution rights (net of amortization)                        139,854
                                                      -------------     -----------
    Total Other Assets                                   139,902            139,854

TOTAL ASSETS                                          $  188,911        $   176,924
                                                      =============     ===========
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable                                    $  218,926         $  152,948
  Accrued expenses                                           316             15,316
  Short term notes payable                                 1,300              1,000
                                                      -------------     -----------
    Total Current Liabilities                            220,542            169,264
                                                      -------------     -----------
Stockholders' Equity:
  Preferred stocks, $.001 par value
    Authorized shares - 10,000,000
    Issued and oustanding shares- none                         -                  -
  Common stocks , $.001 par value
    Authorized shares - 90,000,000
    Issued and outstanding shares                               -                  -
      19,488,712 shares                                   19,449             10,199
  Paid in capital                                      3,242,624          1,401,874

  Subscriptions receivable                              (220,000)          (249,400)
  Deficit accumulated during the development stage    (3,073,704)        (1,155,013)
                                                      -------------     -----------
      Total Stockholders' Equity                         (31,631)             7,660

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  188,911         $  176,924
                                                      =============     ===========

                       See consolidated notes to financial statements





AMERISTAR NETWORK, INC.
(A Development Stage Company)
Consolidated Statement of Operations
For the six months ended June 30, 2000 and 1999 and For the period September 23, 1996 (inception) through June 30, 2000

                                   Three Months Ended      Six  Months  Ended    Cumulative
                                   June 30,   June 30,     June 30, June 30,     During
                                   2000          1999      2000        1999      Development
                               (Unaudited)   (Unaudited)(Unaudited) (Unaudited)  Stage
                               ------------------------- ---------------------   -----------
Sales                          $    14,000  $   34,595   $ 23,548    34,602     $    63,643

Expenses

  General and
  administrative expenses        1,882,887     800,609  1,939,642   840,427       3,114,772
  Depreciation and amortization        759         294      2,332       472          16,206
  Interest expense                     218         450        265       772           6,392
                               ------------------------- ---------------------   -----------
    Total Expenses               1,883,864     801,353  1,942,239   841,671       3,137,370
                               ------------------------- ---------------------   -----------
Net Loss                        (1,869,864)   (766,758)(1,918,691) (807,069)     (3,073,727)
Other Income
  Interest income                        -           -          -         -              23
    Total Other Income (Expenses)        -           -          -         -              23

Net loss                       $(1,869,864)   (766,758)(1,918,691) (807,069)     (3,073,704)
Basic loss per share                (0.21)       (0.20)    (0.22)    (0.21)


                                ==========    ======== =========== =========

Weighted average
 shares outstanding            8,816,253     3,821,292  8,816,253 3,821,292


                             See consolidated notes to financial statements.



























AMERISTAR NETWORK, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the six months ended June 30, 2000 and 1999 and For the period September 23, 1996 (inception) through June 30, 2000

                                                                                  Cumulative
                                                      June 30,      June 30,      During
                                                       2000          1999         Development
                                                    (Unaudited)   (Unaudited)     Stage
                                                    -----------   -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                         (1,918,691)      (807,069)     (3,073,704)
  Adjustments to reconcile net loss to

      net cash used by operating activities:

      Depreciation & amortization                       2,332            472          16,206
      Services paid by stocks                       1,850,000        496,150       2,368,676
      Stocks received from sales in lieu of cash           48                             48
      (Increase) decrease in accounts receivable      (14,000)         2,265         (27,000)
      Increase (decrease) in accounts payable          66,036         64,683         236,901
      Increase (decrease) in  in accrued expenses     (15,000)            78             316
                                                    -----------   -----------    ------------
NET CASH USED BY OPERATING ACTIVITIES                 (29,275)      (243,421)       (478,557)
                                                    -----------   -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Acquisition of property and equipment                               (3,791)        (22,269)
  Acquisition of software rights                                                    (150,000)
  Write off organization cost
                                                                                         336
                                                    -----------   -----------    ------------
 NET CASH USED BY INVESTING ACTIVITIES                      -         (3,791)       (171,933)
                                                    -----------   -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Notes and contract payable                                        (151,500)          1,300
  Cash received from subscription receivable           29,400                         29,400
Proceeds from issuance of common stock                               416,881         625,091
                                                    -----------   -----------    ------------
NET CASH PROVIDED  BY FINANCING ACTIVITIES             29,400        265,381         655,791
                                                    -----------   -----------    ------------
INCREASE (DECREASE) IN CASH                               125         21,960           5,301

BEGINNING CASH                                          5,176            332               -

ENDING CASH                                             5,301         22,292           5,301
                                                    ===========    ==========    ============
DISCLOSURE FROM OPERATING ACTIVITIES
  Interest expense                                        265            772           6,392
NON CASH DISCLOSURE
  1,075,000  shares issued for incorporation expenses                                  1,175
  350,000 shares issued for marketing rights                                             350
  10,838,846 shares issued for services             1,850,000        496,150       2,368,676
  5,500,000 shares issued to acquire CVS Technologies                                  5,500
  250,000 shares issued to acquire Ameristar Mortgage                                    250
  255,500 shares of common stocks subscribed                         249,400         249,400
  5,816 shares issued for debt satisfaction                                           11,632

                          See consolidated notes to financial statements.


AMERISTAR NETWORK, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
For the period September 23, 1996 (Inception) to June 30, 2000

                                                                                         Deficit
                                       Number                                            Accumulated
                                       of           Common        Additional Stock       During the
                                       Shares       Stock         Paid-In-   Sub-        development
                                       Outstanding  at Par Value  Capital    cription    Stage
                                       -----------  ------------  ---------- ----------- -----------
Balance at September 23, 1996
       (inception)                    $       -    $         -    $       -  $        -  $       -
Net loss for the period ended
 December 31, 1996                                                                            (798)
Stocks issued for organization
 costs at $.001 per share               1,175,000         1,175

Stocks issued for cash at
 $.10 per share                            50,000            50       4,950

Stocks issued for marketing rights        350,000           350
                                       -----------  ------------  ---------- ----------- -----------
Balance at December 31, 1996            1,575,000         1,575       4,950                   (798)

Net loss for the period ended
 December 31, 1997                                                                          (28,813)

Shares issued for professional
 fees at $.001 per share                   95,000            95

Share issued for cash at
$.001 per share                           330,000           330

Shares issued for cash
 at $2.00 per share                         6,500             6      12,994
                                       -----------  ------------  ---------- ----------- -----------
Balance at December 31, 1997            2,006,500         2,006      17,944                 (29,611)

Net loss for the period
 ended December 31, 1998
                                                                    (34,453)
Stocks issued for cash
 at $2.00 per share                         6,550             7      13,093

Stocks issued for debt
 satisfaction at $2.00 per share            5,816             6      11,626
                                       -----------  ------------  ---------- ----------- -----------
Balance at December 31, 1998            2,018,866         2,019      42,663                 (64,064)

Net loss for the period ended
 December 31, 1999
                                                                                          (1,090,949)
Stocks issued for cash
 at $.63 per share                         32,000            32      20,128


Stocks issued for cash
 at $.80 per share                        562,500           563     449,438

Stocks issued for cash
 at $1.00 per share                        41,000            41      40,959

Stocks issued for cash at
 $1.25 per share                           10,000            10      12,490

Stocks issued for cash at
 $2.00 per share                           35,000            35      69,965

Stocks issued for services
 at $1.50 per share                       330,000           330     494,670

Stocks issued for services
 at $1.62 per share                        13,846            13      22,416

Stocks issued for services
 at $.001                               1,150,000         1,150

Common stocks subscribed
 at $.80 per share                         30,500            31      24,370    (24,400)

Common stocks subscribed
 at $1.00 per share                       225,000           225     224,775   (225,000)

Stocks issued to acquire
 CVS Technologies                       5,500,000         5,500

Stocks issued to acquiare
 Ameristar Mortgage                       250,000           250
                                       -----------  ------------  ---------- ----------- -----------
Balance at December 31, 1999           10,198,712        10,199   1,401,874   (249,400)  (1,155,013)

Net loss for the six months
 ended June 30, 2000                                                                     (1,918,691)

Stocks subscription - payment                                                    3,000

Stocks issued for services              9,250,000         9,250   1,840,750

Stock subscription - payment                                                    26,400
                                       -----------  ------------  ---------- ----------- -----------
Balance at June 30, 2000               19,448,712      19,449     3,242,624   (220,000)  (3,073,704)
                                       ==========   ============ =========== =========== ===========

                            See consolidated notes to financial statements.


























[CAPTION]
AMERISTAR NETWORK, INC.
(A Development Stage Company)
Consolidated Notes to Financial Statements
June 30, 2000

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

                       Long-Lived Assets
                       -----------------
The carrying value of long-lived assets is periodically reviewed by management and impairment losses, if any are recognized when the expected nondiscounted future operating cash flows derived from such assets are less than their carrying value. To date, no such impairment has been recorded.

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


Note 3 - STOCK SUBSCRIPTION RECEIVABLES

In April 1999, the Company sold 400,000 shares of common stock for aggregate consideration of $275,000 by issuance of a note receivable non-bearing interest. The Company expects to received full payment in August of 2000.

Note 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2000 and December 31, 1999.






                                                          June 30,    December 31,
                                                            2000         1999
                                                            ----         ----

      Furniture and equipment                             $ 22,269     $ 22,269
      Less: Accumulated depreciation and amortization     (  5,559)    (  3,375)
                                                           -------     --------

                       Net property and equipment        $  16,710     $ 18,894
                                                          ========     ========

Note 5 - SOFTWARE LICENSING AGREEMENT

On June 6, 1998, the Company purchased at cost an exclusive license agreement from
Wholesale Network Center portion of the Virtual Lender Software System and Intellectual
Property.  The agreement grants the Company perpetual usage of the license and technology for the United States of America, Mexico and Canada.  The Company paid a total cost of
$150,000, which is being amortized over an estimated useful life of 30 years.  During the year 2000, the Company cancelled the Software License Agreement with Mortgage Internet
Techonologies, Inc. (MIT).  As per agreement, the Company received 1,521,805 shares of
MIT.

                                                          June        December
                                                          30, 2000    31, 1999

            Software distribution rights                  $      0   $150,000
            Less: Accumulated amortization                      (0)   (10,146)

                                                           -------    -------
                                                          $      0   $139,854
                                                           =======    =======

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

The Company received 12,000,000 shares of Intechnologies, Inc. as fee for services provided. The Chief Executive Officer of the Intechnologies, Inc. is also Chief Executive Officer of Ameristar
Network, Inc. (Note 6)

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








Results of Operations

Six months ended June 30, 2000 compared to six months ended June 30, 1999. The net loss for the six months ended June 30, 2000 was $1,869,864 compared with $766,758 for the three months ended June 30, 1999. The primary reason for the increase in the net loss was an increase in operating expenses.

The company overall generated $14,000 in revenues in the six months ended June 30, 2000 compared to revenues of $34,545 in the fiscal year ended September 30, 1998. Management attributes this decline to the commencement of operations.

Liquidity and Capital Resources

At June 30, 2000, the Company had a working capital deficit of $188,243 as compared to a working capital deficit on December 31, 1999 of $151,088. The increase is not significant.

Net cash used in operating activities was $29,275 for the three months ended June 30, 2000 compared to the utilization of $243,421 of cash for the same period loast year.

The Company does not anticipate that it will have any problems in meeting its obligations for continuing fixed expenses, materials, procurement or operating labor.


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

Ameristar Network, Inc.


Dated: September 14, 2000         By:  O. Russell Crandall
                                ------------------------------
                                O. Russell Crandall, President




[CAPTION]
[TYPE]EX-27
          2
[DESCRIPTION]FINANCIAL DATA SCHEDULE
[ARTICLE] 5
[MULTIPLIER] 1
[PERIOD-TYPE]                              6-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-START]                             JAN-31-2000
[PERIOD-END]                               JUN-30-2000
[CASH]                                            5299
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                32,299
[PP&E]                                               0
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                 188,191
[CURRENT-LIABILITIES]                          220,542
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                        19,499
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                   188,911
[SALES]                                         14,000
[TOTAL-REVENUES]                                     0
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                             1,883,864
[LOSS-PROVISION]                            (1,889,864)
[INTEREST-EXPENSE]                                  78
[INCOME-PRETAX]                                (40,477)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                            (49,477)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                (1,889,864)
[EPS-BASIC]                                       (.21)
[EPS-DILUTED]                                     (.21)