Form 10QSB/A
period 1999-09-30
AMERISTAR NETWORK INC
filed 2000-11-09
CIK 1086886

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C. 20549
                       AMENDMENT NO.1 TO
                          FORM 10QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
September 30, 1999

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


Dated: July 3, 2000        By:  O. Russell Crandall
                                ------------------------------
                                O. Russell Crandall, President




[CAPTION]


[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE
[ARTICLE] 5
[MULTIPLIER] 1
[PERIOD-TYPE]                              6-MOS
[FISCAL-YEAR-END]                          MAR-31-1999
[PERIOD-START]                             SEP-30-1999
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