Form 10QSB/A
period 2000-03-31
AMERISTAR NETWORK INC
filed 2000-11-09
CIK 1086886

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C. 20549
                       AMENDMENT NO.1 TO
                          FORM 10QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
March 31, 2000

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
DISCLOSURE FROM OPERATING ACTIVITIES

  Interest expense                              $             $   1,071        $      6,496
NON CASH DISCLOSURE

1,075,000  shares issued for incorporation expenses                            $      1,175

350,000 shares issured for distribution rights                                 $        350

1,493,941 shares issued for services                          $  25,000        $    518,676

5,500,000 shares issued to
 acquire CVS Technologies                                                      $      5,500

250,000 shares issued to acquire Ameristar Mortgage                            $        250
255,000 shares of common stocks subscribed             393                          249,400

  Investment acquired in exchange for Software
    License Rights                                 139,854                          139,854


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


Dated: September 14, 2000         By:  O. Russell Crandall
                                ------------------------------
                                O. Russell Crandall, President




[CAPTION]
[TYPE]EX-27
          2
[DESCRIPTION]FINANCIAL DATA SCHEDULE
[ARTICLE] 5
[MULTIPLIER] 1
[PERIOD-TYPE]                              3-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-START]                             JAN-31-2000
[PERIOD-END]                               MAR-31-1999
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