Form 10QSB/A
period 2000-06-30
AMERISTAR NETWORK INC
filed 2000-11-09
CIK 1086886

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C. 20549
                        AMENDMENT NO.1 TO
                          FORM 10QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
JUNE 30, 2000

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