Form 10QSB
period 2000-09-30
AMERISTAR NETWORK INC
filed 2000-11-17
CIK 1086886

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

The number of shares of the registrant's common stock as of
September 30, 2000:         19,728,712 shares.

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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K
         NONE

SIGNATURES

FINANCIAL DATA SCHEDULE




AMERISTAR NETWORK, INC.
(A Development Stage Company)
Consolidated Balance Sheets

                                                  September 30,       December 31,
                                                     2000                1999
                                                  -------------       ------------
                                                  (Unaudited)
ASSETS
Current Assets:
  Cash in banks                                   $     36,275        $     5,176
  Notes receivable                                      28,000             13,000
  Investment - Intechnologies, Inc.                                            48
                                                  -------------       ------------
    Total Current Assets                                64,323             18,176
                                                  -------------       ------------
Property & Equipment:
  Furnitures and equipment                              22,269             22,269
  Less: accumulated depreciation                        (6,651)            (3,375)
                                                  -------------       ------------
    Total Fixed Assets                                  15,618             18,894
                                                  -------------       ------------
Other Assets:
  Software distribution rights (net of amortization)   136,526            139,854
                                                  -------------       ------------
    Total Other Assets                                 136,526            139,854
TOTAL ASSETS                                      $    216,467        $   176,924
                                                  =============       ============
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                $    233,841        $   152,948
  Accrued expenses                                       4,928             15,316
  Short term notes payable                               2,300              1,000
    Total Current Liabilities                          241,069            169,264
                                                  -------------       ------------
Stockholders' Equity:
  Preferred stocks, $.001 par value
    Authorized shares - 10,000,000
    Issued and oustanding shares- none                       -                  -
  Common stocks , $.001 par value
    Authorized shares - 90,000,000
    Issued and oustanding shares-
      19,728,712 shares                                 19,729             10,199
  Paid in capital                                    3,246,570          1,401,874
  Subscriptions receivable                            (246,793)          (249,400)
  Deficit accumulated during the development stage  (3,044,108)        (1,155,013)
                                                  -------------       ------------
      Total Stockholders' Equity                       (24,602)             7,660
                                                  -------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    216,467        $   176,924
                                                  =============       ============

                              See consolidated notes to financial statements




AMERISTAR NETWORK, INC.
(A Development Stage Company)
Consolidated Statement of Operations
For the nine months ended September 30, 2000 and 1999 and For the period September 23, 1996 (inception) through September 30, 2000

                                                                                          Cumulative
                                                  September 30,       September 30,       During
                                                  2000                1999                Development
                                                  (Unaudited)         (Unaudited)         Stage
                                                  ------------        -------------       -----------

Sales                                             $     41,500        $     37,102   $     118,697
Expenses
  General and administrative expenses                1,924,558             985,324       3,099,688
  Depreciation and amortization                          5,772               1,576          19,646
  Interest expense                                         265                 850           6,392
                                                  ------------        -------------       -----------
    Total Expenses                                   1,930,595             987,750       3,125,726
                                                  ------------        -------------       -----------
Net Loss                                            (1,889,095)           (950,648)     (3,007,029)
Other Income
  Interest income                                          -                   -                23
                                                  ------------        -------------       -----------
    Total Other Income (Expenses)                          -                   -                23
                                                  ------------        -------------       -----------
Net loss                                          $ (1,889,095)       $   (950,648)     (3,007,006)
                                                  ============        =============       ===========
Basic loss per share                              $     (0.214)       $     (0.456)
                                                  ============        =============
Weighted average shares outstanding                  8,816,253           2,086,347
                                                  ============        =============

                              See consolidated notes to financial statements.




AMERISTAR NETWORK, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2000 and 1999 and For the period September 23, 1996 (inception) through September 30, 2000

                                                                                          Cumulative
                                                       September 30,       September 30   During
                                                       2000                1999           Development
                                                       (Unaudited)         (Unaudited)    Stage
                                                       -------------       ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $     (1,889,095)   $     (950,648)     (3,007,006)
  Adjustments to reconcile net loss to
      net cash used by operating activities:
      Depreciation & amortization                            5,772             1,576          19,646
      Services paid by stocks                            1,850,000                         1,850,000
      Investment                                                48                                48
      (Increase) decrease in note receivable               (15,000)                          (23,470)
      Increase (decrease) in accounts payable               84,915           (27,500)
(39,162)      Increase (decrease) in  in accrued expenses  (10,388)           68,936          58,548
                                                       -------------       ------------   -----------
NET CASH USED BY OPERATING ACTIVITIES                       26,252          (907,636)     (1,141,396)
                                                       -------------       ------------   -----------
  Acquisition of property and equipment                                      (10,786)        (21,089)
  Acquisition of software rights                                              (5,156)       (150,000)
  Write off organization cost                                  336
NET CASH USED BY INVESTING ACTIVITIES                            -           (15,942)       (170,753)
CASH FLOWS FROM FINANCING ACTIVITIES
  Notes and contract payable                                 1,300          (152,500)          1,300
                                                       -------------       ------------   -----------
  Cash received from subscription receivable              (249,400)                -
  Proceeds from issuance of common stock                     3,547         1,343,577       1,347,124
                                                       -------------       ------------   -----------
NET CASH PROVIDED  BY FINANCING ACTIVITIES                   4,847           941,677       1,348,424
                                                       -------------       ------------   -----------
INCREASE (DECREASE) IN CASH                                 31,099            18,099          36,275
BEGINNING CASH                                               5,176               332               -
                                                       -------------       ------------   -----------
ENDING CASH                                            $    36,275         $  18,431      $   36,275
                                                       =============       ============   ===========
DISCLOSURE FROM OPERATING ACTIVITIES
  Interest expense                                     $                   $   1,071      $    6,496
NON CASH DISCLOSURE
1,075,000  shares issued for
 incorporation expenses                                $                                       1,175
350,000 shares issured for distribution rights         $                                         350
  1,493,941 shares issued for servcies                 $                      25,000         518,676
  5,500,000 shares issued to acquire CVS Technologies                                          5,500
  250,000 shares issued to acquire Ameristar Mortgage                      $                     250
  255,000 shares of common stocks subscribed           $       393                         $ 249,400


                              See consolidated notes to financial statements.


AMERISTAR NETWORK, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
For the period September 23, 1996 (Inception) to September 30, 2000


                                                                                          Deficit
                                             Number                                       Accumulated
                                             of        Common     Additional Stock        During the
                                             Shares    Stock at   Paid-In-   Subscripton  Development
                                             Out-      Par Value  Capital    Receivables  Stage
                                             standing
                                             --------  ---------  ---------- -----------  -----------
Balance at September 23, 1996 (inception)          -    $    -    $       -   $       -    $    -
Net loss for the period ended
 December 31, 1996                                                                           (798)
Stocks issued for organization costs
 at $.001 per share                        1,175,000     1,175
Stocks issued for cash at $.10 per share      50,000        50        4,950
Stocks issued for marketing rights           350,000       350
                                             --------  ---------  ---------- -----------  -----------
Balance at December 31, 1996               1,575,000     1,575        4,950                  (798)
Net loss for the period ended
 December 31, 1997                                                                        (28,813)
Shares issued for professional fees
 at $.001 per share                           95,000        95
Share issued for cash at $.001 per share     330,000       330
Shares issued for cash at $2.00 per share      6,500         6       12,994
                                             --------  ---------  ---------- -----------  -----------

Balance at December 31, 1997               2,006,500     2,006       17,944                (29,611)
Net loss for the period
 ended December 31, 1998                                                                   (34,453)
Stocks issued for cash at
 $2.00 per share                              6,550          7       13,093
Stocks issued for debt satisfaction
 at $2.00 per share                           5,816          6       11,626
Balance at December 31, 1998              2,018,866      2,019       42,663                (64,064)
Net loss for the period ended
 December 31, 1999                                                                      (1,090,949)
Stocks issued for cash at $.63 per share     32,000         32        20,128
Stocks issued for cash at $.80 per share    562,500         563      449,438
Stocks issued for cash at $1.00 per share    41,000         41        40,959
Stocks issued for cash at $1.25 per share    10,000         10        12,490
Stocks issued for cash at $2.00 per share    35,000         35        69,965
Stocks issued for services at
 $1.50 per share                            330,000         330      494,670
Stocks issued for services at
 $1.62 per share                             13,846         13        22,416
Stocks issued for servcies at $.001       1,150,000         1,150
Common stocks subscribed at
$.80 per share                               30,500         31        24,370    (24,400)
Common stocks subscribed at
 $1.00 per share                            225,000         225      224,775   (225,000)
Stocks issued to acquire
 CVS Technologies                         5,500,000       5,500
Stocks issued to acquire
 Ameristar Mortgage                         250,000         250
                                             --------  ---------  ---------- -----------  -----------
Balance at December 31, 1999             10,198,712    $ 10,199  $ 1,401,874  $(249,400) $ 1,155,013)
Net loss for the nine months
 ended September 30, 2000                (1,889,095)
Stocks subscription - payment                 3,000
Common stocks subscribed                    280,000         280        3,946       (393)
Stocks issued for services                9,250,000       9,250    1,840,750
Balance at September 30, 2000            19,728,712    $ 19,729  $ 3,246,570 $ (246,793)  $3,044,108)

                         See consolidated notes to financial statements.

[CAPTION]
AMERISTAR NETWORK, INC.
(A Development Stage Company)
Consolidated Notes to Financial Statements
September 30, 2000

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


Note 3   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2000 and December 31, 1999
                                                    September 30,  December 31,
                                                        2000       1999
                                                    -------------  -----------
Furniture and equipment                                $ 22,269     $ 22,269
Less: Accumulated depreciation and amortization        (  6,651)     ( 3,375)
                                                    -------------  -----------

                       Net property and equipment     $  15,618     $ 18,894
                                                    =============  ===========
Note 5 SOFTWARE LICENSING AGREEMENT


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

                                                       September    December
                                                        30, 2000    31, 1999
                                                       ---------    --------
            Software distribution rights                $      0   $150,000
            Less: Accumulated amortization                    (0)   (10,146)
                                                         -------    -------
                                                        $      0   $139,854
                                                         =======    =======
Note 6 INVESTMENTS

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

NOTE 8 - INCOME TAXES

The Company has adopted the provisions of SFAS No. 109 "Accounting for Income Taxes". SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

Year of Loss                   Amount             Expiration Date
------------                   ------             ---------------
1996                           $ 798                   2011
1997                          28,813                   2012
1998                          34,453                   2013
1999                       1,088,695                   2014

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

Ameristar Network, Inc.


Dated: September 14, 2000         By:  O. Russell Crandall
                                ------------------------------
                                O. Russell Crandall, President




[CAPTION]
[TYPE]EX-27
          2
[DESCRIPTION]FINANCIAL DATA SCHEDULE
[ARTICLE] 5
[MULTIPLIER] 1
[PERIOD-TYPE]                              9-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-START]                             SEP-31-2000
[PERIOD-END]                               SEP-30-2000
[CASH]                                           36275
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                 64323
[PP&E]                                               0
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                  216467
[CURRENT-LIABILITIES]                           241069
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                         19729
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                    216647
[SALES]                                          41500
[TOTAL-REVENUES]                                     0
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                               1930595
[LOSS-PROVISION]                              (1889095)
[INTEREST-EXPENSE]                                 265
[INCOME-PRETAX]                               (1889095)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                           (1889095)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  (1889095)
[EPS-BASIC]                                      (.214)
[EPS-DILUTED]                                    (.214)