Form 10-K
period 2000-09-30
AMERISTAR NETWORK INC
filed 2000-11-22
CIK 1086886

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

                                FORM 10K-SB

[X] ANNUAL REPORT UNDER SECTION 12(b) OR 12(g) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

       For the transition period from ____________ to _________________

                      Commission file number 0-26157

                            AMERISTAR NETWORK, INC.
                (Name of Small Business Issuer in its charter)

               Delaware                                84-1370942
------------------------------------------      --------------------------
  (State or other jurisdiction of                   I.R.S. Employer
   incorporation or organization)                   Identification No.

  321 North Mall Dr.
  St. George, UT                                        84790
  ----------------------------------------      ---------------------------
  (Address of principal executive offices)            (Zip Code)

  Issuer's telephone number, including area code 435-656-3677
                                                 -------------
  Securities registered under Section 12(b) of the Exchange Act:

 Title of each class                        Name of each exchange on which
 to be so registered                        each such class is to be registered

 Common stock                                         N/A
 -------------------                       -----------------------------------

                        Common Stock, $.001 par value
                        -----------------------------
                               (Title of class)

Check whether the issuer (1)filed all reports required to be filed by Section 13 or 15(d) OF The Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [x]Yes []No.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[]

The issuer's revenues for the most recent fiscal year were $40,095.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed with reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 15, 2000 was $141,474.

                    (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of each of the issuer's classes of common equity, as of September 15, 2000 was 19,448,712.


                                     PART I.


Item 1.         DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

AmeriStar Network, Inc. (the "Company"), a Delaware Corporation, was incorporated on September 23, 1996, with a plan of operations to engage in the business of developing a nationwide network of mortgage brokers who would utilize an Internet web site portal and Company owned software to originate, transmit and fund mortgage loans.

AmeriStar is still a development stage corporation, and has been in the development stage since its inception in 1996. Its current operations are limited to the holding of its three subsidiaries, which each operate independently. Ameristar's activities in the past three years have been limited to obtaining equity financing for the implementation of its business plan, the acquisition of CVS Technologies and AmeriStar Mortgage in 1999, the failed acquisition attempts to acquire Mortgage Internet Technologies, Inc. (MIT) and Government Micro Resources (GMR)in 1999, the obtaining of the below described license of software technology from MIT and the return of the technology described below, and the acquisition of InTechnologies, Inc. stock. Ameristar developed its business plan in 1996. In 1997, it conducted a private placement of its stock, which it closed upon the filing of a form 211 under Rule 15c-211 to obtain a quotation on the NASD OTC Bulletin Board. It was dropped from quotation on the NASD OTC Bulletin Board in August, 1999, and applied for and was granted a quotation on the National Quotation Bureau's "pink sheets." There have been no reorganizations in the past three years. There have been changes in the Board of Directors pursuant to duly held elections by shareholders, and changes in officers pursuant to duly held elections by the Board of Directors. The president and C.E.O. has been and continues to be since inception, O.Russell Crandall, the founder of the company and creator of its business plan.

The Company has two recently acquired subsidiaries; AmeriStar Mortgage, Inc. is a Delaware corporation engaged in the business of origination of non-bank mortgage loans, principally in the commercial arena, including SBA guaranteed loans; CVS Technologies, Inc. ("CVS")was engaged in the business of development of a Server 98 compliant 4 digit real time clock (RTC), designed exclusively for servers, which business was discontinued because of due to the fact that the Year 2000 crisis was a non-event and management decided that marketing of the product would prove to be infeasible.

Ameristar has since determined that it is not feasible to develop and market the RTC, and managment has decided not to operate CVS as a subsidiary at this time.

The Company was introduced to AmeriStar Mortgage by a consultant familiar with both companies. The steps leading to the acquisition of CVS were that CVS had licensed the exclusive use of its technology to the Company to represent the sale of the product to the mortgage lending industry. The reasons for the acquisition of AmeriStar Mortgage were simply that the company felt that AmeriStar Mortgage was a compatible business. The reason for the acquisition of CVS Technology was that the Company felt that, even though CVS was not in the mortgage lending business, its business was computer related and the Company believed that the CVS Intelligent Y2K card was a viable product. The Company calculated the exchange as a result of negotiations with each acquisition target at a rate of 90% of the market value of the Company's stock at the time of the acquisition. A fairness opinion was not obtained for either transaction, and the negotiations were held on an arms length basis. The assets acquired by the Company from AmeriStar Mortgage were its goodwill.

CVS Technologies and AmeriStar Mortgage, Inc. are wholly owned subsidiaries of the company. They each operate independently and each have their own management, but to the extent they generate sufficient income to pay all of their expenses and generate a profit, that profit will flow to the company, which is ultimately responsible for the administration of the finances of AmeriStar Network, Inc. and all of its subsidiaries. CVS and AmeriStar Mortgage operate independently from the company because they each have a different business from the business of the company and because the terms of the acquisition agreement provide for them to remain independent. This means that the day to day operations of each subsidiary is governed by each subsidiary's own management. The company is engaged in the business of each of its subsidiaries through each subsidiary. Technically, it functions as a holding company, but is not a mere holder of securities of the two subsidiaries; it is actively involved in the setting of policies, goals, monitoring of progress and
financial accounting of each of its subsidiaries.   CVS has not and will not
commence operations and Ameristar's management has decided not to produce and market the RTC card.

The Company has a 48% interest in InTechnologies, Inc., a publicly held company with planned operations to engage in the in the business of providing information technology services and products by acquistion of companies who engage in such business.

AmeriStar's business is not dependent upon one or a few major customers. Government approval is not necessary for AmeriStar's, or AmeriStar Mortgage's business, and government regulations have no or only a negligible effect on their respective businesses.

Neither the Company nor any of its subsidiaries have booked any significant research and development costs and therefore do not expect to pass any of those costs to customers. AmeriStar Mortgage has no product development and AmeriStar Network and CVS' research and development costs were borne by the principals of the respective companies who were compensated for these costs indirectly by an equity position in the Company.

The Company's mailing address is 321 North Mall Drive, Bldg. K, St. George, Utah 84790. The telephone number of its principal executive office is (435) 656-3677 and (800) 810-7687.

 IN GENERAL - THE COMPANY

The Company had, until January, 2000, an exclusive license with Mortgage Internet Technologies, Inc. (MIT), for all wholesale mortgage lending business done through MIT's Virtual Lender System and Virtual Lender Internet Web site. In January, 2000, the Board of Directors approved an agreement to return the license rights to MIT in exchange for 20% of MIT's outstanding stock. This system, developed by MIT, allows a mortgage broker to build a website and connect with lenders for available programs, and interest rates and, when the and will allow the broker to lock in interest rates. The Company equips mortgage brokers who subscribe to with a encrypted password protected Internet site, which features underwriters and lenders, and the ability to pre-qualify potential home buyers, which is essential to the "point of sale" origination of mortgage loans. This Internet system provides mortgage loan professionals and the real estate sales associate with the tools and training necessary to start the loan application using the propriety Internet system.

The agreement of November 21, 1999, approved by the Board in January, 2000, sold Ameristar's exclusive license back to MIT for common stock of MIT comprising 20% of its outstanding shares, and an option to purchase an additional 50% of MIT's common shares; 3,740,094 shares at $1.56 per share, which option expires on November 21, 2000. There can be no assurance that AmeriStar will be able to exercise this option, which is assignable.

On April 14, 1998, the Company and Mortgage Internet Technologies, Inc. entered into a non-exclusive letter of intent, whereby the Company intended to acquire 100% of the issued and outstanding shares of Mortgage Internet Technologies, Inc.,(MIT) in exchange for $750,000 in cash and 600,000 shares of company common stock. The completion of the transaction was announced in May 1999 by the Board of Directors of both corporations, but was subsequently canceled by MIT in accordance with the terms of the acquisition agreement.

COMMERCIAL LENDING-AMERISTAR MORTGAGE, INC.

On May 25, 1999, the Company completed its acquisition of 100% of the issued and outstanding stock of AmeriStar Mortgage, Inc., a Delaware Corporation, with whom it signed a letter of intent on March 17, 1999, in an acquisition agreement on April 25, 1999, in exchange for 250,000 shares of company common stock.

 Norwood Enterprises, an unrelated company whose management is also unrelated to the company and management of the company, was the party who brought AmeriStar Mortgage, Inc. and the company together for the acquisition agreement, as can be seen from paragraph 3.6 of the acquisition agreement. 150,000 shares of company common stock were issued; 75,000 to Norwood, and 75,000 to its partner, RE Investments, Inc., at Norwood's direction, in compliance with the Company's acquisition agreement of the outstanding stock of CVS Technologies, Inc., pursuant to the exemption contained within Section 4(2) of the Securities Act of 1933, to sophisticated investors with full access to all corporate information, which was set forth the Company's 15c-211 Information statement and updated financial statements of the company. No underwriter was used in the transaction.

AmeriStar Mortgage, Inc. was incorporated in March, 1999 as a development stage company. However, its management operated a mortgage brokerage business under the name of "Access Business Capital." Access Business Capital was a business developed by David Tew in 1997, which conducted commercial mortgage banking and asset finance. During negotiations for the acquisition of AmeriStar Mortgage, Inc., the Company decided to only acquire the commercial mortgage banking aspect of the business. Thus, instead of acquiring Access Business Capital, Mr. Tew incorporated the commercial mortgage business as AmeriStar Mortgage, Inc., and that business was acquired by the Company. However, Access Business Capital does not operate at this time.

AmeriStar Mortgage, Inc. is a nonbank mortgage loan originator with emphasis in the commercial financing area, both SBA guaranteed and conventional. AmeriStar Mortgage, Inc. officers receive a commission of 60% of all earned premiums on loans closed by AmeriStar Mortgage, Inc. They do not receive any fees from the transaction fees generated by the parent Company, AmeriStar Network, Inc. AmeriStar Mortgage, Inc. will operate as a wholly owned subsidiary, independently of the Company. This means that the day to day operations of each subsidiary is governed by each subsidiary's own management. The company is engaged in the business of each of its subsidiaries through each subsidiary. Technically, it functions as a holding company, but is not a mere holder of securities of the two subsidiaries; it is actively involved in the setting of policies, goals, monitoring of progress and financial accounting of each of its subsidiaries. AmeriStar Mortgage, Inc. was incorporated in March, 1999, under the laws of the state of Delaware, and was capitalized with 1500 shares on March 31, 1999. The exchange of shares was made pursuant to an exemption contained within Section 4(2) of the Securities Act of 1933, as amended. No underwriter was used in the transaction. The Company has made a commitment AmeriStar Mortgage, Inc., (AMI), that AMI will operate autonomously of the Company and will be spun off some time in the future, subject to the ability of the Company to do so for the mutual benefit of AMI and the Company.

CVS TECHNOLOGIES, INC.

Norwood Enterprises, Inc., an unrelated company whose managment is also unrelated to the company and to managment of the company, was the party who brought AmeriStar Network, Inc. and CVS together for the acquisition agreement.

CVS was acquired by the Company based on the Company's research revealing studies that the Year 2000 problem was supposed to linger for approximately 30 months, and that most software Y2K fixes did not change the fact that most existing computer server systems operate on a two digit time clock instead of a four digit time clock, and that these software fixes were not designed for the complicated programs run be most servers. However, the Year 2000 problem has proven to be a non-event, and Ameristar has now decided not to complete development and marketing of the RTC and to discontinue all planned operations of CVS.

CVS' product is not a downloadable software fix. It is a Y2K RTC card which gives a server's computer a four digit RTC without replacing the motherboard. The problem it is designed to solve is that of computers using a two digit RTC. The hardware layer, when accessed, reports back to the program and/or the operating system a faulty two digit date (1980, 1900, 1901, etc.) . In a server environment, because of speed and performance, Microsoft NT, Novell and OS2 running on an AT or ATX architecture directly access the hardware layer, such as network cards, video, hard drive controllers, and RTC's. Because of this, software, BIOS or CMOS fixes are useless to correct the two digit problems. CVS' RTC card can be installed by the consumer, as opposed to many of the competition's products, such as other competitors such as those manufactured by Intelliquest, M2Y2K, OutSource, DiNic, and AllStar Cvsace, which require professional installation by a certified computer technician with extensive knowledge of addressing schemes, who must configure the four digit card with a unique address to avoid conflicts and server crashes.

The new intelligent RTC server card form CVS uses proprietary technology (currently under patent application) that automatically assigns the correct address without conflicting with other server components (such as video card, SCSI controllers, network cards, etc.) If you know how to unscrew a computer case and insert a CVS Intelligent RTC card then you can fix your server's two digit RTC with a four digit one without the need for a certified installer. The problem with faulty RTC's does not go away on January 2, 2000. As long as the sever has a two digit RTC and needs to computer 4 digit dates in the next century it will need an intelligent RTC card.

Servers relying on operating systems such as Microsoft NT, which originally claimed that its Microsoft NT version 4.0 does not allow programs to directly access the RTC for time and date information will encounter Year 2000 problems well after January 1, 2000 unless the RTC on the motherboard is replaced with a four digit RTC, or a card such as the CVS Y2K Intelligent RTC is plugged in, which bypasses the faulty two digit RTC existing on most computers.

 (2) Source of Data: Securities and Exchange Commission, July, 1999 "Third Report on the Readiness of the United States Securities Industry and Public Companies To Meet the Information Processing Challenges of the Year 2000".

1999 Star Tribune, "Y2K Problems will linger for 30 months."

InfoWorld, January 7, 1999

Government Computing News, January 11, 1999

Web site sources for information on Real Time Clock:

Government Computing News:

http://www.ntgov.com/gcn/gcn/1998/november23/48.htm
http://www.ntgov.com/gcn/gcn/1998/november23/48.htm
http://www.ntgov.com/gcn/gcn/1998/november23/48.htm
http://www.ntgov.com/gcn/gcn/1998/november23/48.htm
http://www.ntgov.com/gcn/gcn/1998/november23/48.htm
http://www.ntgov.com/gcn/gcn/1998/november23/48.htm

PC World:
http://www.pcworld.com/pcwtoday/article/0,1510,8424,00.html

InfoWorld:

http://www.infoworld.com/cgi-bin/displayArchivepl?/98/34/t03-34.1htm
http://www.infoworld.com/cgi-bin/displayArchivepl?/98/41/t08-41.8.htm
http://www.infoworld.com/cgi-bin/displayStory.pl?98095.ehrtc.htm
http://www.infoworld.com/cgi-bin/displayStory.pl?98124.ecy2kchip.htm

PATENTS

Neither Ameristar, AMI, CVS, nor InTechnologies, Inc. hold any patents. AmeriStar owns the domain name, www.ameristarnetwork.com.

RAW MATERIALS AND PRINCIPAL SUPPLIERS AND VENDORS

There are no raw materials used in AmeriStar's, AMI's or InTechnologies' businesses.

COMPETITION

There are numerous companies with greater financial resources than the Company who operate mortgage brokerage businesses, which is the only active business the Company is now involved in through the ownership of AMI.


GOVERNMENT REGULATION

Government approval is not necessary for AmeriStar's, AmeriStar Mortgage, Inc.'s or CVS' business, and government regulations have no effect or a negligible effect on their respective businesses. AmeriStar Mortgage, Inc. needs only to comply with local and national rules with regard to real estate loans, which its principals are familiar with.

EMPLOYEES

The Company presently employs four employees, the President and founder of the Company, Russell Crandall, who devotes his full time efforts to the Company; one Secretary, Tracy Gnagy, and one Vice President, James Herbert, who devote their part time efforts to the Company. AmeriStar Mortgage, Inc. employs one employee, David Tew, the President, who devotes his full time efforts to AMI.

Item 2. DESCRIPTION OF PROPERTY.

The Company rents professional offices from Mortgage Internet Technologies, Inc. on a month-to-month basis, pursuant to an oral agreement. The Company has the proprietary rights to its web site, www.ameristarnetwork.com.CVS owns the rights to its proprietary Intelligent RTC card. CVS' property is limited to its intellectual property rights for its Intelligent RTC card. It has no current operations and no offices. AmeriStar Mortgage, Inc. has no property. It operates out of offices at 6198 Goldfinch Dr., Rayetteville, NC, which is owned by President, David Tew and his brother, Kenneth D. Tew. AmeriStar Mortgage occupies half of the building rent free pursuant to an arrangment between itself and David Tew.

Item 3. LEGAL PROCEEDINGS

On or about August 24, 2000, Michael Avery and Leslie Catsman Avery sued Ameristar and O. Russell Crandall in Utah state court, Case No. 000501353, alleging that Ameristar issued an administrative stop order on their stock on April 23, 2000, which caused them damages by prohibiting them from selling the stock at prices favorable to them. The Company contended that the Averys were not entitled to the stock due to misrepresentation of the status of the CVS product. The lawsuit was dismissed pursuant to a settlement between Ameristar and Averys which allow Ameristar to purchase 1,500,000 of the Averys' 1,833,334 common shares for $.10 per share on or before January 3, 2001.

There are no other pending legal proceedings to which the Company, or its subsidiaries, AmeriStar Mortgage, Inc. and CVS Technologies, Inc. are a party or to which the property interests of the Company or its subsidiaries are subject.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                     PART II.

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock was listed on the OTC Bulletin Board under the symbol "AMWK" since December, 1998. During the month of July, the NASD has added an "E" to the symbol, making it "AMWKE", indicating that it had been placed on the eligibility list of the NASD Bulletin Board for dropping of a quotation on the Bulletin Board effective August 2, 1999, and was, in fact, dropped from quotation on the Bulletin Board on that date and now its securities are reported by the National Quotation Bureau's "pink sheets, under the symbol "AMWK." There can be no assurance that the Company's securities will again be quoted on the NASD OTC Bulletin Board. The current market price of the Company's common stock is $.20 per share. From inception of trading through December 31, 1998, the high and low last sale prices were $2.25 per share and $.875 per share, respectively. The highest sales price was reported to be $5.25, and the lowest $.18, from inception to the current period. The Company considers its Common stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the Common Stock. As of December 31, 1998, there were 84 record holders of the Company's Common Stock. As of September 30, 1999, there were 70 shareholders of record of the Company's common stock. The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

There are currently 6,458,335 shares of common stock which may be sold pursuant to Rule 144, promulgated by the Securities and Exchange Commission. The company has not agreed to register any restricted securities for selling security holders.

The following table sets forth the range of high and low bid information for each full quarterly period of the last fiscal year:

 Period Reported              Average High Bid                Average Low
                                                         Bid

 Quarter ended
 December 31, 1998                  2.00                            1.00
 Quarter ended March 31, 1999       2.50                            1.20
 Quarter ended June 30, 1999        4.00                            1.40
 Quarter ended September 30, 1999(1) .20
 Quarter ended December 31, 1999(1) .20
 Quarter ended March 31, 2000(1)     .20
 Quarter ended June 30, 2000 (1)     .20
----------------
(1) The average high and low bid information for the company's quotation on the pink sheets is not available. The data shown in the average high bid column is the company's average last trade price.

PENNY STOCK STATUS

The Company's common stock is a "penny stock," as the term is defined by Rule 3a51-1 of the Securities Exchange Act of 1934. This makes it subject to reporting, disclosure and other rules imposed on broker-dealers by the Securities and Exchange Commission requiring brokers and dealers to do the following in connection with transactions in penny stocks:

   1. Prior to the transaction, to approve the person's account for transactions in penny stocks by obtaining information from the person regarding his or her financial situation, investment experience and objectives, to reasonably determine based on that information that transactions in penny stocks are suitable for the person, and that the person has sufficient knowledge and experience in financial matters that the person or his or her independent advisor reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks. In addition, the broker or dealer must deliver to the person a written statement setting forth the basis for the determination and advising in highlighted format that it is unlawful for the broker or dealer to effect a transaction in a penny stock unless the broker or dealer has received, prior to the transaction, a written agreement from the person. Further, the broker or dealer must receive a manually signed and dated written agreement from the person in order to effectuate any transactions is a penny stock.

   2. Prior to the transaction, the broker or dealer must disclose to the customer the inside bid quotation for the penny stock and, if there is no inside bid quotation or inside offer quotation, he or she must disclose the offer price for the security transacted for a customer on a principal basis unless exempt from doing so under the rules.

   3. Prior to the transaction, he broker or dealer must disclose the aggregate amount of compensation received or to be received by the broker or dealer in connection with the transaction, and the aggregate amount of cash compensation received or to be received by any associated person of the broker dealer, other than a person whose function in solely clerical or ministerial.

   4. The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. The imposition of these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for the company's stock.

 (1) The above quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not represent actual transactions.

 (2) Source of information: Stockmaster Stock Quotation Service
(Stockmaster.com) and Freerealtime.com.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

PLAN OF OPERATIONS

The Company is engaged in the business of holding 20% of the common stock and an option to purchase a controlling block of MIT stock, the holding of 48% of InTechnologies, Inc., and, through AmeriStar Mortgage, Inc., the mortgage brokerage business. The Company has financed its operations to date through the sale of its securities. See Item 10-"Recent Sales of Unregistered Securities." The principal accountant's report on the financial statements for the past two years contains a statement to the effect that the company has an accumulated deficit at December 31, 1999, and that these factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's plan of operations over the next 12 months includes the continuation of the business of AmeriStar Mortgage, and the completion of its Form 10Sb without further comments in order to position itself to obtain financing to acquire MIT.

During the next twelve months, the Company plans to satisfy its cash requirements by additional equity financing. There can be no assurance that the company will be successful in raising additional equity financing unless its securities are again quoted on the NASD OTC Bulletin Board, and there can be no assurance that the company will be able to regain a quote of its securities on the Bulletin Board. If the company is not able to raise equity capital, it will not be able to satisfy its cash requirements for the next twelve months, and will only be able to satisfy its cash requirements for the next 60 days. The company will need a minimum of $180,000 to satisfy its cash requirements for the next 12 months. The company will not be able to operate if it does not obtain equity financing. The Company has no current material commitments. The contract payable of $195,000 has been satisfied as of August, 1999. The Company intends to undertake a subsequent private placement of its common stock in order to raise future development and operating capital. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its stock. Due to the recent drop in market value of the Company's common stock, which the Company attributes to being placed on the NASD's eligibility list for dropping its quotation on the NASD OTC Bulletin Board, and, in fact, being dropped from quotation on the NASD OTC Bulletin Board, there can be no assurance that the Company will be successful in raising the capital it requires unless and until the Company's position with regard to the quotation of its securities has been resolved. The company does not anticipate any further research and development of its product, nor does it expect to incur any research and development costs. The company does not expect the purchase or sale of plant or any significant equipment, and it does not anticipate any change in the number of its employees. The Company has no current material commitments. The contract payable of $195,000 to MIT has been satisfied as of August, 1999. The Company has generated revenue of $63,643 to date. During the next twelve months, CVS Technologies, Inc. will have no cash requirements to satisfy, as its business has been discontinued. There can be no assurance that the company will be successful in raising additional equity financing unless its securities are again quoted on the NASD OTC Bulletin Board, and there can be no assurance that the company will be able to regain a quote of its securities on the Bulletin Board. If the company is not able to raise equity capital, it will not be able to satisfy its cash requirements for the next twelve months, and will only be able to satisfy its cash requirements for the next 60 days.

During the next twelve months, AmeriStar Mortgage, Inc.("AMI") plans to satisfy its cash requirements by operating revenues. AMI does not anticipate any further research and development of its product, nor does it expect to incur any research and development costs. AMI does not expect the purchase or sale of plant or any significant equipment. AMI does not anticipate any change in the number of its employees. AMI has no material commitments. AmeriStar Mortgage, Inc. officers receive a commission of 60% of all earned premiums on loans closed by AmeriStar Mortgage, Inc. They do not receive any fees from the transaction fees generated by the parent Company, AmeriStar Network, Inc.

The Company is still considered to be a development stage company, with no significant revenue, and is dependent upon the raising of capital through placement of its common stock. There can be no assurance that the Company will be successful in raising the capital it requires through the sale of its common stock.

There are no contemplated product research and development costs the Company will perform for the next twelve months. There is no expected purchase or sale of any plant or significant equipment, and there is no expected significant changes in the number of employees contemplated.

The Company completed its acquisition of 100% of the issued and outstanding stock of AmeriStar Mortgage, Inc.,(AMI) a Delaware Corporation, with whom it signed a definitive agreement on April 13, 1999, in exchange for 250,000 shares of company common stock. AmeriStar Mortgage, Inc. took over the commercial lending operations of Access Business Capital, which was a nonbank mortgage loan originator with emphasis in the commercial financing area, both SBA guaranteed and conventional. It closed two commercial loans this year, representing approximately $2.4 million in loaned funds, and currently has 11 loans in review, which represent approximately $25 million in loaned funds.
AMI will operate as a wholly owned Company subsidiary. The Company, on April 26, 1999, completed its acquisition of 100% of the issued and outstanding shares of CVS Technologies, Inc., with whom it signed an agreement on April 12, 1999, for 5,500,000 shares of company common stock. This acquisition provides the Company with the rights to CVS's "Y2K fix" technology , formerly licensed to the Company for use in the mortgage industry for mortgage industry servers. CVS has developed a Server 98 compliant 4 digit real time clock, designed exclusively for servers. Compaq, Dell, IBM and all clone AT servers currently use non-Y2K compliant 2 digit RTC clocks. On May 13, 1999, the Company announced the completion of its acquisition of 100% of the issued and outstanding shares of Mortgage Internet Technologies, Inc., (MIT) in exchange for $460,000 in cash and 600,000 shares of company common stock. However, the company's announcement was premature, as the acquisition was not to be consummated until MIT's shareholders approve the acquisition, which was not to take place until the company has satisfied all of its cash payment requirements called for under the letter of intent of April 14, 1998. The completion of the transaction was announced in May, 1999 by the Board of Directors of both corporations, but was subject to the company completing the cash delivery requirements of the agreement and approval by Mortgage Internet Technologies' shareholders. The Company was unable to meet the cash requirements of the Letter of Intent and , as a result, the agreement was canceled in its entirety by MIT. David R. Werner, Director of the Company, resigned on June 29, 1999.

The Company entered into negotiations to acquire all of the assets and 49% of the issued and outstanding common stock of Government Micro Resources, Inc.
(GMR). GMR is engaged in the business of providing information technologies to the public and private sector, and a manufacturer of specialized main frame computers. However, GMR and the Company mutually withdrew from negotiations in June, 1999, due to the Company's inability to raise the capital required.

David Werner resigned in June, 1999 because the Company was unable to complete the acquisition of MIT. The reason for the Company stating that he resigned was the Company's duty to disclose his resignation to the public and its shareholders. His appointment to the Board of Directors of the Company and his acquisition of Company stock was based upon the consummation of the acquisition of MIT. The shares issued to Mr. Warner were returned to Company treasury and cancelled.

The Company has announced that its business strategy is to spin off certain acquired entities, but this strategy is subject to the successful completion of negotiations to acquire the acquisition capital, and there can be no assurance that said negotiations will ever be completed. The Company has only discussed the possibility of a spin off with AmeriStar Mortgage, Inc., and there can be no assurance that such a spin off will ever be completed without the additional influx of capital.

RECENT DEVELOPMENTS

On October 27, 1999, AmeriStar Corp., ("AmStar") a Nevada corporation was incorporated, and on January 25, 2000, the Company entered into a merger agreement to merge AmStar with JetCo, Inc., a Delaware corporation, which subsequently changed its name to InTechnologies, Inc. ("Intec"). Prior to the the merger, Ameristar subscribed for 4,800 shares of AmStar, which resulted in the Company receiving 12,000,000 shares of Intec after the merger, which represents an approximate 48% interest. InTechnologies, Inc. is a development stage company incorporated on April 27, 1998. Intec expects to initially fund its activities through funds derived from a private investor. AmStar executed and agreement with an investor to borrow up to $65 million. All or portions of this debt are required to be converted into shares of Intec, provided certain terms and conditions are met, the principal one of which relates to the market price of Registrant's stock on the maturity date of each debt advance. A copy of the Loan Agreement and Subscription Agreement have been filed as exhibits to the Registrant's 8-K Current Report (Exhibits 10.2 and 10.3, respectively) and are incorporated herein in their entirety. The description of each exhibit contained in this registration statement is modified by such reference.

Intec intends to acquire businesses that develop and distribute information technology products and services to government and industry. Registrant also intends to make investments in early stage companies that have developed computer, communication and Internet technologies that can be distributed through businesses in which Intec holds an interest or can benefit from the expertise of Intec's management or the management of one of such acquired businesses. Senior executives of Intec have identified a number of companies which have developed cutting edge technologies in the fields of computer and telephone technologies, although no agreements have been reached with any of them.

Up to $65 million of the financing for Intec's intended acquisitions, investments and working capital may be obtained from a Florida resident. The entire amount of the loan is dependent upon the happening of certain conditions. The loan agreement requires the advance to Intec of $3.5 million upon either (a) Intec's common stock closing at a price of at least $5.00 per share on at least 20 days out of 30 days with an average trading volume of at least 15,000 shares per day, or (b) when Intec has agreements with at least three companies approved by the investor with the only remaining condition to closing with such companies being the actual advance to Intec of $3.5 million.

Subsequent to this first advance, the loan agreement provides for three closings in the amount of $10,500,000 each and, then, three closings each in the amount of $10,000,000 scheduled in sequence. Each closing is subject to the daily closing market price of Intec's common stock being at least $5.00 per share and trading at an average volume of at least 15,000 shares per day for at least 20 out of the preceding 30 days. The individual loans funded in this manner bear interest at the rate of 6% per annum (18% per annum after maturity) and each is for a term of one year.

Simultaneously with the execution of the loan agreement, the investor subscribed to shares of Intec's common stock. Under the subscription agreement, the investor is required to purchase 5,000,000 shares at a price of $7.00 per share and 3,000,000 shares at a price of $10.00 per share, for an aggregate investment of $65 million. As each loan is closed (after the first loan), the investor is obligated to deliver to Intec the note received by the investor at the preceding loan closing. Therefore, in order to obtain cancellation of the loans made to Intec and receive the Intec's shares to which the investor subscribed, Intec's common stock must continue to trade at a price of $5.00 per share with an average trading volume of at least 15,000 shares for at least 20 out of 30 days between each loan closing. In the event the closing price of Intec's common stock does not reach $5.00 for the required period of time prior to the maturity of an outstanding loan (approximately one year), Intec would be required to pay such outstanding loan. In such case, it is not likely that Intec will have sufficient funds with which to meet the obligation, resulting in Intec being forced to sell assets at below market prices or allow the loan obligation to go into default. Intec intends to make investments in early stage companies that have developed computer, communication and Internet technologies that can be distributed through businesses in which Intec holds an interest or can benefit from the expertise of Intec's management or the management of one of such acquired businesses. Senior executives of Intec have identified a number of companies which have developed cutting edge technologies in the fields of computer and telephone technologies, although no agreements have been reached with any of them.

FORWARD LOOKING STATEMENTS

This registration statement contains forward-looking statements. The Company's expectation of results and other forward-looking statements contained in this registration statement involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts; and the pace and success of product research and development. These and other factors may cause expectations to differ.

YEAR 2000 COMPLIANCE

With respect to Year 2000 compliance, the Company has performed an audit of all of its computer hardware, internal accounting and software applications; in short, all of its information technology and non information technology systems, and found all to be Year 2000 compliant. As of this date, the Company has been given assurances from its banking institution and transfer agent that they are working toward compliance or are in compliance. The Company has completed an audit of its suppliers to identify relevant Year 2000 issues, and has found them all to be Year 2000 compliant. The status of the company's progress is that it has completed all that it must do in order to be considered Year 2000 compliant. The worst case scenario would be the risk that the company's transfer agent may have not complied adequately. However, the transfer agent has assured the Company that it is Year 2000 compliant. The Company had nominal costs in becoming compliant, consisting of employee labor and no actual costs to any third parties. The Company does not anticipate any additional remediation costs, as it is already Year 2000 compliant. The Company has expert Year 2000 solution providers at its disposal in CVS Technologies, Inc., which has developed a Server 98 compliant 4 digit real time clock, designed exclusively for servers, and the management of which is experienced with Year 2000 audits and solving Year 2000 problems. The Company's contingency plans to handle a Year 2000 crisis, if one occurs, with its bank, transfer agent, or other third party, is to offer a Year 2000 audit and permanent solution to said third parties. The Company does not anticipate such a crisis to occur.

Item 7. FINANCIAL STATEMENTS

Ameristar's financial statements for the years ended December 31, 1999, 1998 and 1997 are included on pages F-1 through F-16 under Item 13.

Item 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The former accountant, Schvaneveldt and Company, did not resign, or decline to stand for re election. It was dismissed by the Company on March 31, 1999. The principal accountant's report on the financial statements for the past two years contained a statement to the effect that the company has an accumulated deficit at July 31, 1998, and that these factors raise substantial doubt about the Company's ability to continue as a going concern. The statement has been adopted by the current accountant without modification in his following reports. The decision to change accountants was approved by the Board of Directors. There were no disagreements with the former accountant on any matter of accounting principle, or practice, financial statements disclosure or auditing scope or procedure. In fact, the former accountant has indicated his agreement with the statements made by the Company concerning the change in the Company's independent accountant. The Company has fully authorized the former accountant to respond fully to the inquiries of the successor accountant concerning all of the Company's financial reports and audits. The new accountant, Roger G. Castro, was engaged on April 1, 1999.

                                    PART III.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors are elected by the shareholders to terms of one year. Officers serve at the pleasure of the Board of Directors, and serve one year terms unless removed by the Board prior to their terms.

 The Executive Officers of the Company and its subsidiaries, and their ages, are as follows:

       Name              Age                          Position
    ----------           ---                          --------
O. Russell Crandall      55                       Chairman, CEO, Director
                                                  Ameristar and Intec

James R. Herbert         60                       Vice President, Director
                                                  AmeriStar Network, Inc.
                                                  Vice President, Dir., Intec

David Tew                33                       Director
                                                  AmeriStar Network, Inc. and
                                                  President, AmeriStar Mortgage

Tracy Gnagy              43                       Secretary, Ameristar
                                                  Secretary/Director, Intec

Charles W. Marsh, III    33                       Vice President, Director
                                                  AmeriStar Mortgage, Inc.
William M. Noe           58                       President, COO, Director
                                                  InTechnologies, Inc.

Gregory L. Layton        47                       Sr. Vice President, Director
                                                  InTechnologies, Inc.

S. Allen Selby           62                       Vice President, Intec

James P. Walters         45                       Vice President, CFO,
                                                  Director, Intec

John H. Dunmar           57                       Vice President, Intec

Harltey J. Chazen        64                       Secretary, Intec


O. Russell Crandall, Jr. Mr. Crandall is the founder of AmeriStar Network, Inc., and current President, CEO, Chief Financial Officer, and Director of the Company, and has been President, Chief Financial Officer and Director since inception. He is also the Chairman and Chief Executive Officer of InTechnologies, Inc., since January 25, 2000. From August of 1994 to June of 1996, Mr. Crandall was the Executive Vice President and Secretary/Treasurer of CompuLoan Financial Services Group, a Salt Lake City mortgage broker and computer loan origination company, and was responsible for development of the software system and organization and management. He developed participating mortgage lender lists in excess of 65 lenders, and was responsible for RESPA compliance. During his tenure, he managed a staff of over 30 employees in loan processing, loan origination and loan closing. From June of 1992 to May of 1993, Mr. Crandall was a loan specialist with Commonwealth United Mortgage, Interwest Mortgage Services. From April of 1988 to June of 1992, Mr. Crandall provided sales and consulting services in the real estate development and sales industries. He attended Boise State College from 1964 through 1967 and holds a Real Estate Certification with the State of Utah.

James R. Herbert. Mr. Herbert is a Vice President and Director of the Company, serving as such since April, 1999. He is also the Vice President and Director of CVS Technologies, Inc., the Company's wholly owned subsidiary, serving as such since inception. He is also Senior Vice President and Director of Intec, since January 25, 2000, and Since 1993, he has been involved as a consultant in real estate development, finance and consulting, including $30-40 million in Oil and Gas Development packages in Texas and Louisiana. Together with his partners, referred to as fellow investors in real estate and business finance ventures, including Tracy Gnagy, his partnership, TJ Ventures, of which he is general partner, has four business and real estate financing projects in progress totaling $12-15 million. His partners include Tracy Gnagy. Since 1993, he has also been consultant to STS Power Pedal and World Power Bike, Inc., which holds the exclusive world rights to a new scientific crank system for pedaling bicycles. From 1987 through 1993 he was Director of Sedona Industries, Ltd., a Canadian public company listed on the Toronto Stock Exchange, which held the exclusive rights to "The Fry Machine" and "Future Fries," a french fry vending machine system. From 1987 through 1993 he also acted as a financial consultant to individual clients in California, Arizona and Texas, and he held the exclusive rights to a leveraged and hedged U.S. government bond program and was active in this program with Global Funding Group. From 1980 through 1987 he was involved in real estate development projects, including being 50% owner of Cahava Developments, Inc., which prepared development of 947 acres in Cave Creek, Arizona, which was sold and became an Arnold Palmer Signature Golf Course. He also developed a 1500 acre parcel in West Austin hill country in conjunction with the Herman Bennett Company. In 1981 he acquired 40 acres as part of a joint venture on a 960 acre housing tract in West Fort Worth, Texas. From 1979 through 1980, he was involved in real estate development, and acquired, zoned and developed 2,000 land acres near Midland Texas, and held a 1/3 interest in a 640 acre development of Green Tree Golf and Country Club in Midland, Texas. From 1973 through 1979, he was engaged in real estate development, and formed and operated Venture Mortgage Corporation in Vancouver, B.C., and Edmonton, Alberta, Canada, providing loan origination and servicing for several lenders, including Eastern Canada Pension Funds and The Dominion Life Assurance Company. He holds an AACI degree from the Appraisal Institute of Canada, through the University of British Columbia, 1963.

David W. Tew. Mr. Tew is the Director of the Company, serving since May, 1999. He is also the President and Director since inception of AmeriStar Mortgage, Inc., a Company subsidiary. Since 1997 he has been engaged in commercial mortgage banking and asset finance group in Columbia, South Carolina, doing business as Access Business Capital. From 1991 through 1996, he operated a consulting practice which specialized in small business finance, mergers and acquisitions, divestures, and human resource management. From 1989 through 1991, he was President of Carolina Music and Video. From 1986 through 1988 he was Owner Operator of Designing Edge Marketing and Programs, wherein he devised advertising programs and performed satisfaction surveys for companies. He has been a Certified Professional Management Consultant since January, 1996, and a Certified Professional Consultant since February, 1996.

Tracy Gnagy. Ms. Gnagy is the Treasurer and Director of CVS Technologies, Inc., a wholly owned company subsidiary, and the Secretary of the Company and Secretary of Intec. Since December, 1990, she has also been President and Director of S.C.R.E. Development Corporation, performing accounting functions for this real estate holdings company. Since March, 1981 she has also been engaged as the Accountant and Chief Administrator for Mather Oil and Gas, Inc., Mather Corporation, Venture Properties, Venture Holdings, Inc., Texacan Investments, Inc., Bermon Management, Inc. and Cahava Development, Inc.. From June, 1979 through March, 1981 she was employed as accountant for Block Bros. Realty, Vancouver, B.C. From June 1975 through June, 1979, she was employed by Placer Development Corporation, performing accounting functions. She holds a degree in Accounting from the British Columbia Institute of Technology.

Charles W. Marsh III. Mr. Marsh is a Vice President and Director of AmeriStar Mortgage, Inc., and has been an officer and director of AMI since its inception. Since 1997 he has been engaged in commercial mortgage banking and asset finance group in Columbia, South Carolina, doing business as Access Business Capital. From 1995 through 1997, he was employed as Principal Consultant and Senior Vice President of Spectrum Consulting in Fayetteville, North Carolina. From 1988 through 1995, he was employed by the United States Army, Special Warfare Command, as Operations Manager. He has training from Liberty University in Lynchburg, Virginia, Fayetteville Community College and undertook the Special Forces Operations and Intelligence Course at Fort Bragg, North Carolina.

William M. Noe is President and Chief Operating Officer and a member of the Board of Intec. Based in New York City, Mr. Noe has 35 years' experience in real estate development and venture capital finance. In 1974, he founded Asset Development Corporation, a financial consulting company and serves as its Chief Executive Officer. On March 3, 2000, Mr. Noe became Chairman of the Board, Managing Director and Chief Executive Officer of Dixie International Construction Resources Ltd ("DICRL"), a Canadian company that manufactures and distributes construction materials to building contractors in Ontario, Canada. Since 1997 to present, Mr. Noe has served as Chairman of Caribbean Building Systems Ltd., a construction company based in the West Indies and as President and a director of its affiliate in the United States, Caribbean Building Systems (North America), Inc. Commencing in August 1999, Mr. Noe became the Managing Director of Techtanica Enterprises, a building materials company based in Canada which merged with DICRL on March 3, 2000. Commencing in August 1999, Mr. Noe became the Chief Financial Officer of Interactive Entertainment Development, Inc., an Internet portal and content development company. Mr. Noe was Chief Financial Officer of Dynamatic Corporation, a privately owned construction component company during 1995, which later merged with a public company. Mr. Noe holds an M.B.A.(Finance) from the Harvard Business School and a B.A. (Economics) from the
University of Southern California.

Gregory J. Layton is Vice President - Business Development of Intec. Mr. Layton has a wide and varied background in managing, growing and turning around companies both private and public. From 1997 to the present, Mr. Layton has been a consultant to several companies in high-tech industries and is a syndicated partner with Boles, Knop & Company, an investment banking firm specializing in high-tech mergers and acquisitions. From September 1996 to October 1997, Mr. Layton was VP, Sales and Marketing for Sysorex Information Systems, Inc., a $150 million PC systems integration company. From September 1994 to August 1996, Mr. Layton was VP of Business Development for Government Technology, a technology newspaper publisher serving state and local governments.

S. Allen Selby is Executive Vice President of Intec. Since 1990, Mr. Selby has been principal of his own consulting company specializing in the acquisition of private companies and their operational reorganization and marketing repositioning. On March 3,2000, Mr. Selby became the Senior Vice President-International of DICRL. Mr. Selby is a graduate of Yale University with a degree in Engineering.

James F. Walters, is Senior Vice President - Finance, Treasurer and Chief Financial Officer and is a member of the Board of Directors of Intec. Since 1995, Mr. Walters has been Chairman of the Board and responsible for the overall management of Kellogg & Andelson Accountancy Corporation, an 80-person accountancy firm which Mr. Walters joined in 1976. Mr. Walters has assisted the firm's clients in connection with the preparation of their initial public offerings, private finance, merger, acquisition and restructuring strategies.

John H. Dunmar is Vice President - Marketing of Intec. In 1992, Mr. Dunmar founded The Dunmar Consulting Group, a project management and consulting services company, and has served as its owner-operator from 1992 to the present. From 1992 to August 1999, Mr. Dunmar served as Vice President and Director of Account Services of Coe & Co. Inc., an advertising consulting company. Mr. Dunmar holds an M.B.A. from American Graduate School of International Management and a B.S. in Engineering from the University of California Los Angeles.

Hartley J. Chazen is Intec's secretary. Mr. Chazen has practiced corporate and securities law for more than 30 years. He is Of Counsel to McLaughlin & Stern, LLP, New York City, which acts as Registrant's general counsel.

FAMILY RELATIONSHIPS.

There are no family relationships among directors, executive officers or other persons nominated or chosen by Ameristar to become officers or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

Ameristar is not aware of any material legal proceedings involving any director, director nominee, promoter or control person including criminal convictions, pending criminal matters, pending or concluded administrative or civil proceedings limiting one's participation in the securities or banking industries, or findings of securities or commodities law violations.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Section 16(a) of the Securities Exchange Act of 1934 requires Ameristar's officers and directors, and persons who own more than ten percent of a registered class of Ameristar's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish Ameristar with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, Ameristar believes that, during the fiscal year ended December 31, 1999, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.


Item 10. EXECUTIVE COMPENSATION

The following table sets forth the cash and non-cash compensation paid by the Company to its Chief Executive Officer and all other executive officers for services rendered up to the period ended March 31, 1999. No salaries are being paid at the present time, except to the Company president, O. Russell Crandall. The salaries of executive officers will accrue and be owed by the Company, unless there is available cash flow from operations to pay salaries. There were no grants of options or SAR grants given to any executive officers during the last fiscal year, except for O.Russell Crandall, who holds an option to repurchase 2,700,000 shares formerly held by him at $.50 per share. AmeriStar Mortgage, Inc. officers receive a commission of 60% of all earned premiums on loans closed by AmeriStar Mortgage, Inc. They do not receive any fees from the transaction fees generated by the parent Company, AmeriStar Network, Inc.

 Annual Compensation
 -------------------

 Name and Position            Salary      Bonus      Annual Deferred Salary
 -----------------            ------      -----      ----------------------
 O. Russell Crandall, Jr.    $69,600      -0-

(1) Mr. Crandall's salary is now $5800.00 per month, and has accrued at that rate since November, 1999.

Item 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of the Company as of the date of this disclosure(1), by (I) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers as a group.

Name and Address               Number of Shares          Percentage Owned
----------------                ----------------          ----------------
O. Russell Crandall(2)              625,000                     3.21%
203 South 1430 West #138-6
Hurricane, UT 84737

Scott Stratton(5)(10)             1,833,332                     9.43%
5161 San Felipe, Apt. 320
Houston, TX 77056

James R. Herbert(5)(9)              916,667                     4.71%
21 Rippling Creek Dr.
Sugarland, TX 77479

Leslie Catsman Avery(5)(8)        1,833,334                     9.43%
3 South 281 Park Blvd.
Glen Ellyn, IL 60137

David Tew(6)                        250,000                     1.29%
6198 Goldfinch Dr.
Rayetteville, NC 28306

Tracy Gnagy(7)(9)                 2,916,667                    14.99%
21 Rippling Creek Dr.
Sugarland, TX 77479

Michael Avery(5)(8)               1,833,334                     9.43%
3 South 281 Park Blvd.
Glen Ellyn, IL 60137

William Noe                       3,000,000                    15.43%
138 E. 94th St. #6E
New York, NY 10128

Gregory Layton                    1,000,000                     5.14%
2950 Chichester Lane
Fairfax, VA 22031

Officers and Directors           12,375,000                    63.63%
as a Group

 (1) Table is based on current outstanding shares of 19,448,712, as opposed to the 10,198,712 reported on the December 31, 1999 audited financial statements.

 (2) O. Russell Crandall, Jr. is the President and Director of the Company. His current holdings are now 625,000 of common stock. He is the Trustee of the
O. Russell Crandall Family Trust, which holds title to all of his shares. He formerly owned 3,325,000 shares, 2,700,000 of which were returned to the Company treasury, and he holds an option to repurchase them at $.50 per share.

 (3) These individuals are former officers and directors of the Company, who are no longer affiliated with the Company. Their shares have not been included in "Officers and Directors as a Group". Shirman and Mary Milliner jointly own the shares listed, and each is the beneficial owner of the total 525,000 shares. 225,000 of these shares are in Shirman Milliner's name and 300,000 shares are in Mary Milliner's name, but neither of them disclaims beneficial ownership of the shares held by the other.

(5) These individuals received shares on April 16, 1999, as a result of the acquisition of 100% of the outstanding stock of CVS Technologies, Inc. by the Company.

 (6) Mr. Tew is the Vice President and Director of the Company. He is also the President and Director of AmeriStar Mortgage, Inc. He received his shares in April, 1999.

 (7) Ms. Gnagy is an officer of the company and an officer and director of CVS Technologies, Inc., the Company's wholly owned subsidiary. She received her shares in April 1999.

 (8) Mr. Avery and Leslie jointly own the shares listed, and each is the beneficial owner of the total of 1,833,334 shares. 916,667 shares are in Mr. Avery's name and 916,667 shares are in Leslie Avery's name, but neither of them disclaim beneficial ownership of the shares held by the other. Both Leslie Avery and Michael Avery are no longer officers or directors of the Company or of CVS.

 (9) Ms. Gnagy and Mr. Herbert are business partners and share a home office in Ms. Gnagy's home. Mr. Herbert uses this address as his mailing address and physical address, because he owns a small house on the other side of Houston that he only uses from time to time.

(10) Mr. Stratton is no longer an officer or director of the Company or CVS.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

O. Russell Crandall, Jr. is the sole founder, promoter, and organizer of the Company.

The Company rents its offices from MIT on a month to month basis on an arms length basis for an insignificant amount of monthly rental. The 350,000 shares were issued to O. Russell Crandall at inception for marketing rights assigned to the company for Mr. Crandall's Internet Marketing concept.

On April 16, 1999, the Company issued 5,500,000 restricted common shares of company stock to five individuals, in exchange for 100% of the outstanding shares of CVS Technologies, Inc. Owned by these individuals, in reliance upon
Section 4(2) of the Securities Act of 1933. Scott Stratton, the Vice President and Director of the Company, and Vice President and Director of CVS, received 1,833,332 of these 5,500,000 shares. James R. Herbert, the Vice President and Director of the Company and Vice President and Director of CVS, received 916,667 of these shares. Leslie Avery, the Secretary and Director of the Company, and the Secretary and Director of CVS, received 916,667 of these shares, and her husband, Michael Avery, received 916,667 shares. Tracy Gnagy, the Treasurer and Director of CVS, received 916,667 shares. (See Item 4-Securities Ownership of Certain Beneficial Owners and Management.)

On April 25, 1999, the Company issued 250,000 of company restricted common stock to David Tew, the Director of the Company and President and Director of AmeriStar Mortgage, Inc., in exchange for 100% of the outstanding stock of AmeriStar Mortgage, Inc., owned by Mr. Tew, in reliance upon an exemption from registration contained within Section 4(2)of the Securities Act of 1933, as amended.

On March 9, 1998, the Company issued 280,000 shares of restricted common stock to David Werner, which were subsequently issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, in conjunction with the Company's intended acquisition of Mortgage Internet Technologies, Inc. (MIT). The acquisition negotiations have been canceled by MIT, and Mr. Warner has returned his shares for cancellation.

On March 9, 1998, the Company authorized the issuance of 2,700,000 restricted common shares to the O. Russell Trust in consideration of past services rendered. The shares were subsequently issued pursuant to Section 4(2) of the Securities Act of 1933. The shares were returned to treasury in exchange for options to purchase the shares for $.50 per share, which option expires in five years.

In June, 2000, William Noe, the President and Chief Operating Officer of Intec, was issued 3,000,000 shares of common stock, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for consulting services rendered the company in the development of a business plan. He was also issued options to purchase 750,000 shares of company common stock at $.25 per share. Mr. Noe is a sophisticated investor who had full access to all corporate and financial information.

There have been no other transactions since the beginning of fiscal year 1998, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any of the officers, or directors, or holders of over 5% of the Company's stock have or will have any direct or indirect material interest. The Company does not currently have any policy toward entering into any future transactions with related parties.


 Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

 13(a) (1)Report of Independent Certified Public Accountant August 14, 2000 Financial Statements
 Balance Sheets
 Statement of Loss And Accumulated Deficit
 Statements of Cash Flows
 Statement of Stockholder's Equity
 Notes to Consolidated Financial Statements


 (b) Reports on Form 8-K: Not Applicable
(c) Exhibits

 Exhibit No.                    Description
 -----------                    -----------
  3.1(a)           Certificate of Incorporation AmeriStar Network, Inc.
  3.1(a)1          Certificate of Incorporation AmeriStar Mortgage, Inc.
  3.1(a)2          Certificate of Incorporation CVS Technologies, Inc.
  3.1
  3.2 (a)          By-laws AmeriStar Network, Inc.
  3.2(b)           Amended and Restated By Laws
  3.2(c)           By-laws AmeriStar Mortgage, Inc.
  3.2(d)           By-laws CVS Technologies, Inc.
  4  (a)           Specimen certificate of common stock
  4(a)1            Specimen Certificate of Warrant

  10           Other Documents

        (a)    Mortgage Internet Technologies, Inc.
               Intellectual Properties Partial Assignment

        (b)    Mortgage Internet Technologies, Inc.
               Wholesale Lending Center License Agreement

        (c)    Agreement and Plan of Merger with Jetco

        (d)    Articles of Incorporation of Jetco

        (e)    By laws Jetco

        (f)    Loan Agreement

        (g)    Subscription agreement

        (h)    Press release

        (i)    Avery settlement agreement


[CAPTION]
AMERISTAR NETWORK, INC.
(A Development Stage Company)
Consolidated Balance Sheets
                                        September 30,       December 31,
                                        2000                1999
                                        -------------       ------------
                                        (Unaudited)
ASSETS
Current Assets:
  Cash in banks                         $     36,275   $      5,176
  Notes receivable                            28,000         13,000
  Investment - Intechnologies, Inc.               48
                                        -------------       ------------
    Total Current Assets                      64,323         18,176
                                        -------------       ------------


Property & Equipment:
  Furnitures and equipment                    22,269         22,269
  Less: accumulated depreciation              (6,651)        (3,375)
                                        -------------       ------------
    Total Fixed Assets                        15,618         18,894
                                        -------------       ------------
Other Assets:
  Software distribution rights
  (net of amortization)                      136,526        139,854
                                        -------------       ------------
    Total Other Assets                       136,526        139,854
                                        -------------       ------------
TOTAL ASSETS                            $    216,467   $    176,924
                                        =============       ============
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                      $    233,841   $    152,948
  Accrued expenses                             4,928         15,316
  Short term notes payable                     2,300          1,000
                                        -------------       ------------
    Total Current Liabilities                241,069        169,264
                                        -------------       ------------
Stockholders' Equity:
  Preferred stocks, $.001 par value
    Authorized shares - 10,000,000
    Issued and oustanding shares- none            -              -
  Common stocks , $.001 par value
    Authorized shares - 90,000,000
    Issued and oustanding shares-
      19,728,712 shares                      19,729          10,199
  Paid in capital                         3,246,570       1,401,874
  Subscriptions receivable                 (246,793)       (249,400)
  Deficit accumulated during
 the development stage                   (3,044,108)     (1,155,013)
                                        -------------       ------------
      Total Stockholders' Equity            (24,602)          7,660
                                        -------------       ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                 $    216,467    $    176,924
                                        =============       ============

               See consolidated notes to financial statements














AMERISTAR NETWORK, INC.
(A Development Stage Company)
Consolidated Statement of Operations
For the nine months ended September 30, 2000 and 1999 and
For the period September 23, 1996 (inception) through September 30, 2000
                                                                                     Cumulative
                                        September 30        September 30             During
                                           2000                1999                  Development
                                        (Unaudited)         (Unaudited)              Stage
                                        ------------        ------------             ------------
Sales                                   $     41,500        $     37,102        $     118,697
Expenses
  General and administrative expenses      1,924,558             985,324            3,099,688
  Depreciation and amortization                5,772               1,576               19,646
  Interest expense                               265                 850                6,392
                                        ------------        ------------             ------------
    Total Expenses                         1,930,595             987,750            3,125,726
                                        ------------        ------------             ------------
Net Loss                                  (1,889,095)           (950,648)          (3,007,029)
Other Income
  Interest income                                 -                    -                   23
                                        ------------        ------------             ------------
    Total Other Income (Expenses)                 -                    -                   23
                                        ============        ============             ============
Net loss                                $ (1,889,095)       $   (950,648)       $  (3,007,006)
                                        ============        ============             ============
Basic loss per share                    $     (0.214)       $     (0.456)
                                        ============        ============
Weighted average shares outstanding        8,816,253           2,086,347
                                        ============        ============

                         See consolidated notes to financial statements.


AMERISTAR NETWORK, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2000 and 1999 and For the period September 23, 1996 (inception) through September 30, 2000

                                                                                          Cumulative
                                                  September 30,       September 30        During
                                                  2000                1999                Development
                                                  (Unaudited)         (Unaudited)         Stage
                                                  -------------       -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         (1,889,095)         (950,648)      (3,007,006)
  Adjustments to reconcile net loss to
      net cash used by operating activities:
      Depreciation & amortization                       5,772             1,576           19,646

      Services paid by stocks                       1,850,000         1,850,000
      Investment                                           48                                 48
      (Increase) decrease in note receivable          (15,000)                           (23,470)
      Increase (decrease) in accounts payable          84,915           (27,500)         (39,162)
      Increase (decrease) in  in accrued expenses     (10,388)           68,936           58,548
                                                  -------------       -------------  ------------
NET CASH USED BY OPERATING ACTIVITIES                  26,252          (907,636)      (1,141,396)
                                                  -------------       -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment                                 (10,786)         (21,089)
  Acquisition of software rights                                         (5,156)        (150,000)
  Write off organization cost                                                                336
                                                  -------------       -------------  ------------
NET CASH USED BY INVESTING ACTIVITIES                       -           (15,942)        (170,753)
                                                  -------------       -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Notes and contract payable                            1,300          (152,500)           1,300
  Cash received from subscription receivable                           (249,400)               -
  Proceeds from issuance of common stock                3,547         1,343,577        1,347,124

                                                  -------------       -------------  ------------
NET CASH PROVIDED  BY FINANCING ACTIVITIES              4,847           941,677        1,348,424
                                                  -------------       -------------  ------------

INCREASE (DECREASE) IN CASH                            31,099            18,099           36,275

BEGINNING CASH                                          5,176               332                -
                                                  -------------       -------------  ------------
ENDING CASH                                            36,275            18,431           36,275
                                                       ========        =========     ============
DISCLOSURE FROM OPERATING ACTIVITIES
  Interest expense                                                        1,071           6,496
NON CASH DISCLOSURE
1,075,000  shares issued for
 incorporation expenses                                                                    1,175
350,000 shares issued for distribution rights                                                350
1,493,941 shares issued for services                                     25,000          518,676
5,500,000 shares issued to acquire CVS Technologies                                        5,500
250,000 shares issued to acquire Ameristar Mortgage                                          250
255,000 shares of common stocks subscribed                393                            249,400


                              See consolidated notes to financial statements.


AMERISTAR NETWORK, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
For the period September 23, 1996 (Inception) to September 30, 2000

                                                                                          Deficit
                                   Number                                                 Accumulated
                                   of           Common        Additional   Stock          During the
                                   Shares       Stock         Paid-In-     Subscription   Development
                                   Outstanding  at Par Value  Capital      Receivables    Stage
                                   -----------  -----------   ----------   ------------   -----------
Balance at September 23, 1996
 (inception)                             -      $      -      $      -       $   -        $     -
Net loss for the period
 ended December 31, 1996                                                                       (798)
Stocks issued for organization
costs at $.001 per share           1,175,000       1,175
Stocks issued for cash
 at $.10 per share                    50,000          50         4,950
Stocks issued for marketing rights   350,000         350
                                   -----------  -----------   ----------   ------------   -----------
Balance at December 31, 1996       1,575,000       1,575         4,950                         (798)

Net loss for the period
 ended December 31, 1997                                                                    (28,813)
Shares issued for professional
 fees at $.001 per share              95,000          95
Share issued for cash
 at $.001 per share                  330,000         330
Shares issued for cash
 at $2.00 per share                    6,500           6        12,994
                                   -----------  -----------   ----------   ------------   -----------
Balance at December 31, 1997       2,006,500       2,006        17,944                      (29,611)
Net loss for the period
 ended December 31, 1998                                                                    (34,453)
Stocks issued for cash
 at $2.00 per share                    6,550           7        13,093
Stocks issued for debt
 satisfaction at $2.00 per share       5,816           6        11,626
                                   -----------  -----------   ----------   ------------   -----------
Balance at December 31, 1998       2,018,866       2,019        42,663                      (64,064)
Net loss for the period
 ended December 31, 1999                                                                 (1,090,949)
Stocks issued for cash
 at $.63 per share                    32,000          32        20,128
Stocks issued for cash
 at $.80 per share                   562,500         563       449,438
Stocks issued for cash
 at $1.00 per share                   41,000          41        40,959
Stocks issued for cash
 at $1.25 per share                   10,000          10        12,490
Stocks issued for cash
 at $2.00 per share                   35,000          35        69,965
Stocks issued for
 services at $1.50 per share         330,000         330       494,670
Stocks issued for services at
 $1.62 per share                      13,846          13        22,416
Stocks issued for
 services at $.001                 1,150,000       1,150
Common stocks subscribed
 at $.80 per share                    30,500          31        24,370       (24,400)
Common stocks subscribed
 at $1.00 per share                  225,000         225       224,775      (225,000)
Stocks issued to acquire
 CVS Technologies                  5,500,000       5,500
Stocks issued to
 acquiare Ameristar Mortgage         250,000         250
                                   -----------  -----------   ----------   ------------   -----------
Balance at December 31, 1999      10,198,712      10,199     1,401,874     $(249,400)   $(1,155,013)
Net loss for the nine months
 ended September 30, 2000                                                                (1,889,095)
Stocks subscription - payment                                    3,000
Common stocks subscribed             280,000         280         3,946          (393)
Stocks issued for services         9,250,000       9,250     1,840,750
                                   -----------  -----------   ----------   ------------   -----------
Balance at September 30, 2000     19,728,712    $ 19,729    $3,246,570     $(246,793)   $(3,044,108)
                                   =========== ===========   ==========   ============   ===========

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




AMERISTAR NETWORK, INC.
(A Development Stage Company)
Consolidated Notes to Financial Statements (continued)


Note 2   SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Note 3   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2000 and December 31, 1999

                                                    September 30,  December 31,
                                                      2000         1999
                                                      ----         ----

Furniture and equipment                             $ 22,269     $ 22,269
Less: Accumulated depreciation and amortization     (  6,651)    (  3,375)
                                                     -------     --------

Net property and equipment                         $  15,618     $ 18,894
                                                    ========     ========

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

The Company purchased furniture and fixtures and computer equipment for $2,524 from an officer of the Company.
O
The Company received 12,000,000 shares of Intechnologies, Inc. as fee for services provided. The Chief Executive Officer of the Intechnologies, Inc. is also Chief Executive Officer of Ameristar Network, Inc. (Note 6)


NOTE 10.  NEW TECHNICAL PRONOUNCEMENTS

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

             AmeriStar Network, Inc.

         /s/ O. Russell Crandall, Jr.
 By______________________________________________
 O. RUSSELL CRANDALL, JR., President and Director
 Date: November 8, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ O. Russell Crandall, Jr.
 _____________________________________________
 O. RUSSELL CRANDALL, JR., President/ Director
 Date: November 8, 2000


 /s/ Tracy Gnagy
 _______________________________________
 TRACY GNAGY, Secretary
 Date: November 8, 2000


 /s/ James R. Herbert
 ___________________________________________
 JAMES R. HERBERT, Vice President/Director


        /s/ David Tew
 ___________________________________________
 DAVID TEW, Director
 Date: November 8, 2000


Exhibit 3.1

ARTICLES OF INCORPORATION

        STATE OF DELAWARE
        SECRETARY OF STATE
        DIVISION OF CORPORATIONS
        FILED 11:30 AM 09/23/1996
        960275091 - 2668582

CERTIFICATE OF INCORPORATION OF AMERISTAR NETWORK, INC.

                                 ARTICLE I

                                   NAME

The name of the Corporation hereby created shall be AmeriStar Network, Inc.

                                ARTICLE II

                                DURATION

The Corporation shall continue in existence perpetually unless sooner dissolved according to law.

                                ARTICLE III

                                 PURPOSES

The purpose for which this Corporation is organized is to engage in any lawful act or activity for which a corporation may be organized under the General
Corporation Law of the State of Delaware including, without limitation, to engage directly or through a subsidiary or subsidiaries in the business of acquiring, operate and or managing mortgage brokerage business and to develop, research, design, produce, buy, sell, license or otherwise deal in mortgage technology or related devises which are necessary, useful and desirable in connection with said business;

To seek available business opportunities which have potential for profit, acquire, merge with or into, or be acquired by one or more other businesses;

To acquire, sell and otherwise, dispose of, deal in stocks, bonds, mortgages, securities, notes and commercial paper for corporations and individuals;

To engage in any and all other lawful purposes, activities and pursuits, whether similar or dissimilar to the foregoing, and the Corporation shall have all powers allowed or permitted by the laws of the State of Delaware.

                              ARTICLE IV

                            CAPITALIZATION

The Corporation is authorized to issue two classes of shares, designated respectively.
                              ARTICLE V

                           CLASSES OF STOCK

     A statement of the designations and the powers, preferences, and rights, and the rights, and the qualifications, limitations, or restrictions thereof, of the shares of stock which the Corporation shall be authorized to issue, is as follows:

     (a) General Rights. All Stock of the Corporation shall have the rights and preferences as the Board of Directors, in its discretion may determine. Fully paid stock of the Corporation shall not be liable to any call and is non-assessable.

     (b) Dividends. The holders of shares of Common and Preferred Stock shall be entitled to receive dividends when and as declared by the Board of Directors out of funds legally available therefor.

     (c)Voting. Except as otherwise expressly provided by law, in all matters as to which the vote or consent of stockholders of the Corporation shall be required or be taken, including, any vote to amend these Articles of Incorporation to increase or decrease the par value, effect a stock split or combination of shares, or alter or change the powers, preferences or special rights of the Common or Preferred Stock, the holders of the Common Stock and the Preferred Stock shall be entitled to vote on all such matter, and the holder of the shares of Common Stock and Preferred Stock shall each have one
(1) vote per share.

      (d) Issuance of Rights and Warrants. The Corporation shall have the power to issue, with or without any connection to the issue, and sale of its Common
Stock, Preferred Stock, or other securities, rights, warrants, or options entitling the holders thereof to purchase from the Corporation shares of its Common Stock, Preferred Stock, or other securities, upon which terms and conditions and at such times and for such consideration or price as the Board of Directors, in its discretion may determine. In the absence of fraud, the judgement of the directors as to the consideration for the issuance of such rights, warrants, or options and the sufficiency thereof shall be conclusive.

                              ARTICLE VI

                               BY-LAWS

     In furtherance and not in limitation of the powers conferred by statute, the Board of Directors is expressly authorized to make, alter or repeal the By-Laws of the Corporation.

                             ARTICLE VII

                         MEETINGS AND RECORDS

     Meetings of the stockholders may be held within or without the State of Delaware, as the By-Laws may provide. The books of the Corporation may be kept
(subject to any provision contained in the statutes) outside the State of Delaware at such place or places as may be designated from time to time by the Board of Directors or in the By-Laws of the Corporation. Elections of directors need not be by written ballot unless the By-Laws of the Corporation shall so provide.

                             ARTICLE VIII

                        NO PRE-EMPTIVE RIGHTS

     Shareholders of the Corporation shall not have pre-emptive rights to subscribe for or acquire additional shares of the Corporation, whether such shares be hereby or hereafter authorized.

                              ARTICLE IX

                          INDEMNIFICATION OF OFFICERS
                                 AND DIRECTORS

     The Corporation shall indemnify any and all persons who may serve or who have served at any time as directors or officers, or who, at the request of the Board of Directors of the Corporation, may serve, or at any time have served as directors or officers of another corporation in which the Corporation at such time owned or may own shares of stock, or which it was or may be creditor, ant eh respective heirs, administrators, successors, and assigns, against any and all expenses, including amounts paid upon judgment, counsel fees, and amounts paid in settlement (before or after suit is commenced), actually or necessarily by such persons in connection with the defense or settlement or any claim, action, suit, or proceeding in which they, or any of them, are made parties, or a party to, or which may be assessed against them or any of them, by reason of being or having been directors or officers of the Corporation, or such other corporation, except in relation to matters as to which any such director or officer of the Corporation, or such other corporation, or former director of officer shall be adjudged in any action, suit or proceeding to be liable for his own negligence of misconduct in the performance of his duties. Such indemnification shall be in addition to any other rights to which those indemnities may be entitled under any law, by-law, agreement, vote of stockholders or otherwise.

                               ARTICLE X

                   OFFICERS AND DIRECTORS CONTRACTS

     No contract or other transaction between this Corporation and any other firm or corporation shall be affected by the fact that a director or officer of this Corporation has an interest in, or is a director or officer of this Corporation or any other corporation. Any officer or director individually or with others, may be a party to, or may have and interest in, any transaction of this Corporation, or any transaction in which this Corporation is a party or has an interest. Each person who is or may become an officer or director of this Corporation is hereby relieved from liability he might otherwise obtain in the event such officer or director contracts with this Corporation for the benefit of himself or any firm or other corporation in which he may have an interest, provided such officer or director acts in good faith.


                              ARTICLE XI

                     REGISTERED OFFICE AND AGENT

     The address of its registered office in the State of Delaware is 1220
North Market Street, Suite 606 City of Wilmington, County of New Castle. The name of its registered agent at such address is Registered Agents, Ltd.

                             ARTICLE XII

                              AMENDMENT

     The Corporation reserves the right to amend, alter, change or repeal any provision contained in this Certificate of Incorporation, in the manner now or hereafter prescribed by statute, and all rights conferred upon stockholders herein are granted subject to this reservation.

                             ARTICLE XIII

                              DIRECTORS

     The Corporation shall have not less than One (1) nor more than nine (9) directors as determined, from time to time, by the Board of Directors. The original Board of Directors shall be comprised of three (3) persons. The names and addresses of the persons who are to serve as directors until the first annual meeting of shareholders and until their successors are elected and shall qualify are as follows:

     Name                                         Address
-----------------------                 -------------------------
O. Russell Crandall, Jr.                2100 Bengal Blvd. #105
                                        Salt Lake City, Utah 84121

Shirman Milliner                        1604 W. Village Rd. X-3
                                        St. George, Utah 84770

Bryan Richmond                          4141 Highland Drive 307
                                        Salt Lake City, Utah 84124

                           -----------------------

                                ARTICLE XIII

                               INCORPORATOR

     The name and address of the incorporator for this Corporation is as follows:
             Name                     Address

     O. Russell Crandall, Jr.      2100 Bengal Blvd. #105
                                   Salt Lake City, Utah 84121

     I, THE UNDERSIGNED, being the incorporator hereinbefore named, for the purpose of forming a corporation pursuant to the General Corporation Law of the
State of Delaware, do make this certificate, hereby declaring and certifying that this is my act and deed and the facts herein stated are true, and
accordingly have hereunto set my hand this       day of          , 1996.

DATED: this ------ day of  ---------------------------, 1996.

      O. Russell Crandall, Jr.
      _______________________
      O. Russell Crandall, Jr.

EXHIBIT 3.3(a)
BY-LAWS OF AMERISTAR NETWORK, INC.

                               ARTICLE I - OFFICES

     Section 1. The registered office of the corporation in the State of Delaware shall be at Registered Agents, Ltd. 1220 North Market Street Suite
606, Wilmington, Delaware, 19801.

     Section 2. The Corporation may also have offices at such other places as the Board of Directors may from time to time appoint or the business of the corporation may require.
                                ARTICLE II - SEAL

     Section 1. The corporate seal shall have inscribed thereon the name of the corporation, the year of its organization and the words "Corporate Seal, Delaware".
                       ARTICLE III - STOCKHOLDERS' MEETINGS

     Section 1. Meetings of the stockholders shall be held at the registered office of the corporation in this state or at such place, either within or without the state, as may be selected from time to tome by the Board of Directors.

      Section 2. ANNUAL MEETINGS: The annual meeting of the stockholders shall be held on the 1st day of May in each year if not a legal holiday, and if a legal holiday, then on the next secular day following at 2:00 o'clock P. M., when they shall elect a Board of Directors and transact such other business as may properly be brought before the meeting. If the annual meeting for election of directors is not held on the date designated therefore, the directors shall cause the meeting to be held as soon thereafter as convenient.

Section 3. ELECTIONS OF DIRECTORS: Elections of the directors of the corporation be by written ballot.

Section 4. SPECIAL MEETINGS: Special meetings of the stock-holders may be called at any time by the President, or the Board of Directors, or stockholders entitled to cast at least one-fifth of the votes which all stockholders are entitled to cast at the particular meeting. At any time, upon written request of any person or persons who have duly called a special meeting, it shall be the duty of the Secretary to fix the date of the meeting, to be held not more than sixty days after receipt of the request, and to give due notice thereof.
If the Secretary shall neglect or refuse to fix the date of the meeting and give notice thereof, the person or persons calling the meeting may do so.

 Business transacted at all special meetings shall be confined to the objects stated in the call and matters germane thereto, unless all stockholders entitled to vote are present and consent. Written notice of a special meeting of stockholders stating the time and place and object thereof, shall be given to each stockholder entitled to vote thereat at least Ten days before such meeting, unless a greater period of notice is required by statute in a particular case.

Section 5. QUORUM: A majority of the outstanding shares of the corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of stockholders. If less than a majority of the outstanding shares entitled to vote is represented at a meeting, a majority of the shares so represented may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally noticed. The stockholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum.

Section 6. PROXIES: Each stockholder entitled to vote at a meeting of stockholders or to express consent or dissent to corporate action in writing without a meeting may authorize another person or persons to act for him by proxy, but no such proxy shall be voted or acted upon after three years from its date, unless the proxy provides for a longer period. A duly executed proxy shall be irrevocable if it states that it is irrevocable and if, and only as long as, it is coupled with and interest sufficient in law to support an irrevocable power. A proxy may be made irrevocable regardless of whether the interest with which it is coupled is an interest in the stock itself or an interest in the corporation generally. All proxies shall be filed with the Secretary of the meeting before being voted upon.

Section 7. NOTICE OF MEETINGS: Whenever stockholders are required or permitted to take any action at a meeting, a written notice of the meeting shall be given which shall state the place, date and hour of the meeting, and, in the case of a special meeting, the purpose or purposes for which the meeting is called.
Unless otherwise provided by law, written notice of any meeting shall be given not less than ten nor more than sixty days before the date of the meeting to each stockholder entitled to vote at such meeting.

Section 8. CONSENT IN LIEU OF MEETINGS: Any action required to be taken at any annual or special meeting or stockholders of a corporation, or any action which may be taken at any annual or special meeting of such stockholders, may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all share entitled to vote thereon were present and voted. Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing.

Section 9. LIST OF STOCKHOLDERS: The officer who has charge of the stock ledger of the corporation shall prepare and make, at least ten days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. No share of stock upon which any installment is due and unpaid shall be voted at any meeting. The list shall be open to examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

                             ARTICLE IV - DIRECTORS

     Section 1. The business and affairs of this corporation shall be managed by its Board of Directors, Three in number. The directors need not be residents of this state or stockholders in the corporation. They shall be elected by the stockholders at the annual meeting of stockholders of the corporation, and each director shall be elected for the term of one year, and until his successor shall be elected and shall qualify or until his earlier resignation or removal.

Section 2. REGULAR MEETINGS: Regular meetings of the Board shall be held without notice at the registered office of the corporation, or at such other time and place as shall be determined by the Board.

Section 3. SPECIAL MEETINGS: Special Meetings of the Board may be called by the President on Ten days notice to each director, either personally or by mail or by telegram; special meetings shall be called by the President or Secretary in like manner and on like notice on the written request of a majority of the directors in office.

Section 4. QUORUM: A majority of the total number of directors shall constitute a quorum for the transaction of business.

Section 5. CONSENT IN LIEU OF MEETING: Any action required or permitted to be taken at any meeting of the Board of Directors, or of any committee thereof, may be taken without a meeting if all members of the Board or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board or committee. The Board of Directors may hold its meetings, and have an office or offices, outside of this state.

Section 6. CONFERENCE TELEPHONE: One or more directors may participate in a meeting of the Board, of a committee of the Board or of the stockholders, by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other;
participation in this manner shall constitute presence in person at such meeting.

Section 7. COMPENSATION: Directors as such, shall not receive any stated salary for their services, but by resolution of the Board, a fixed sum and expenses of attendance, if any, may be allowed for attendance at each regular or special meeting of the Board PROVIDED, that nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

Section 8. REMOVAL: Any director or the entire Board of Directors may be removed, with or without cause, by the holders of a majority of the shares then entitled to vote at an election of directors, except that when cumulative voting is permitted, if less than the entire Board is to be removed, no director may be removed without cause if the votes cast against his removal would be sufficient to elect him if then cumulatively voted at an election of the entire Board of Directors, or, if there be classes of directors, at an election of the class of directors of which he is a part.

                      ARTICLE V - OFFICERS

Section 1. The executive officers of the corporation shall be chosen by the directors and shall be a President, Secretary and Treasurer. The Board of Directors may also choose a Chairman, one or more Vice Presidents and such other officers as it shall deem necessary. Any number of offices may be held by the same person,

Section 2. SALARIES: Salaries of all officers and agents of the corporation shall be fixed by the Board of Directors.

Section 3. TERM OF OFFICE: The officers of the corporation shall hold office for one year and until their successors are chosen and have qualified. Any officer or agent elected or appointed by the Board may be removed by the Board of Directors whenever in its judgment the best interest of the corporation will be served thereby.

Section 4. PRESIDENT: The President shall be the chief executive officer of the corporation; he shall preside at all meetings of the stockholders and directors; he shall have general and active management of the business of the corporation, shall see that all orders and resolutions of the Board are carried into effect, subject, however, to the right of the directors to delegate any specific powers, except such as may be by statute exclusively conferred on the President, to any other officer or officers of the corporation. He shall execute bonds, mortgages and other contracts requiring a seal, under the seal of the corporation. He shall be EX-OFFICIO a member of all committees, and shall have the general power and duties of supervision and management usually vested in the office of President of a corporation.

Section 5. SECRETARY: The Secretary shall attend all sessions of the Board and all meetings of the stockholders and act as clerk thereof, and record all the votes of the corporation and the minutes of all its transactions in a book to be kept for that purpose, and shall perform like duties for all committees of the Board of Directors when required. He shall give, or cause to be given, notice of all meetings of the stockholders and of the Board of Directors, and shall perform such other duties as may be prescribed by the Board of Directors or President, and under whose supervision he shall be. He shall keep in safe custody the corporate seal of the corporation, and when authorized by the Board, affix the same to any instrument requiring it.

Section 6. TREASURER: The Treasurer shall have custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the corporation, and shall keep the moneys of the corporation in a separate account to the credit of the corporation. He shall disburse the funds of the corporation as may be ordered by the Board, taking proper vouchers for such disbursements, and shall render to the President and directors, at the regular meetings of the Board, or whenever they may require it, an account of all his transactions as Treasurer and of the financial condition of the corporation.

                           ARTICLE VI  - VACANCIES

Section 1. Any vacancy occurring in any office of the corporation by death, resignation, removal or otherwise, shall be filled by the Board of Directors.
Vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority of the directors then in office, although less than a quorum, or by a sole remaining director.
If at any time, by reason of death or resignation or other cause, the corporation should have no directors in office, then any officer or any stockholder or an executor, administrator, trustee or guardian of a stockholder, or other fiduciary entrusted with like responsibility for the person or estate of a stockholder, may call a special meeting of stockholders in accordance with the provisions of these By-Laws.

Section 2. RESIGNATION EFFECTIVE AT FUTURE DATE: When one or more directors shall resign from the Board, effective at a future date, a majority of the directors then in office, including those who have so resigned, shall have power to fill such vacancy or vacancies, the vote thereon to take effect when such resignation or resignations shall become effective.

                      ARTICLE VII - CORPORATE RECORDS

Section 1. Any stockholder of record, in person or by attorney or other agent, shall, upon written demand under oath stating the purpose thereof, have the right during the usual hours for business to inspect for any proper purpose the corporation's stock ledger, a list of it's stockholders, and its other books and records, and to make copies or extracts therefrom. A proper purpose shall mean a purpose reasonably related to such person's interest as a stockholder.
In every instance where an attorney or other agent shall be the person who seeks the right to inspection, the demand under oath shall be accompanied by a power of attorney or such other writing which authorizes the attorney or other agent to so act on behalf of the stockholder. The demand under oath shall be directed to the corporation at its registered office in this state or at its principal place of business.

            ARTICLE VII  - STOCK CERTIFICATES, DIVIDENDS, ETC.

Section 1. The stock certificates of the corporation shall be numbered and registered in the share ledger and transfer books of the corporation as they are issued. They shall bear the corporate seal and shall be signed by the President and the Secretary.

Section 2. TRANSFERS: Transfers of shares shall be made on he books of the corporation upon surrender of the certificates therefor, endorsed by the person named in the certificate or by attorney, lawfully constituted in writing. No transfer shall be made which is inconsistent in law.

Section 3. LOST CERTIFICATE: The corporation may issue a new certificate of stock in the place of any certificate theretofore signed by it, alleged to have been lost, stolen or destroyed, and the corporation may require the owner of the lost, stolen or destroyed, and the corporation may require the owner of the lost, stolen or destroyed certificate, or his legal representative to give the corporation a bond sufficient to indemnify it against any claim that may be made against it on account of the alleged loss, theft or destruction of any such certificate or the issuance of such new certificate.

Section 4. RECORD DATE: In order that the corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may fix, in advance, a record date, which shall not be more than sixty nor less than ten days before the date of such meeting, nor more than sixty days prior to any other action.

If no record date is fixed:

           (a) The record date for determining stockholders entitled to notice of or to vote at a meeting of stockholder shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held.

          (b) The record date for determining stockholders entitled to express consent to corporate action in writing without a meeting, when no prior action by the Board of Directors is necessary, shall be the day on which the first written consent is expressed.

          (c) The record date for determining stockholders for any other purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto.

          (d) A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting: provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

Section 5. DIVIDENDS: The Board of Directors may declare and pay dividends upon the outstanding shares of the corporation, from time to time and to such extent as they deem advisable, in the manner and upon the terms and conditions provided by statute and the Certificate of Incorporation.

Section 6.  RESERVES:   Before payment of any dividend there may be set aside
out of the net profits of the corporation such sum or sums as the directors, from time to time, in their absolute discretion, think proper as a reserve fund to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the corporation, or for such other purpose as the directors shall think conductive to the interests of the corporation, and the directors may abolish any such reserve in the manner in which it was created.

                    ARTICLE IX - MISCELLANEOUS PROVISIONS

     Section 1. CHECKS: All checks or demands for money and notes of the corporation shall be signed by such officer or officers as the Board of Directors may from time to time designate.

     Section 2. FISCAL YEAR: The fiscal year shall begin on the first day of January.

     Section 3. NOTICE: Whenever written notice is required to be given to any person, it may be given to such person, either personally or by sending a copy thereof through the mail, or by telegram, charges prepaid, to his address appearing on the books of the corporation, or supplied by him to the corporation for the purpose of notice. If the notice is sent by mail or by telegraph, it shall be deemed to have been given to the person entitled thereto when deposited in the United States mail or with a telegraph office for transmission to such person. Such notice shall specify the place, day and hour of the meeting and, in the case of a special meeting of stockholders, the general nature of the business to be transacted.

      Section 4. WAIVER OF NOTICE: Whenever any written notice is required by statute, or by the Certificate or the By-Laws of this corporation a waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice. Except in the case of a special meeting of stockholders, neither the business to be transacted at nor the purpose of the meeting need be specified in the waiver of notice of such meeting. Attendance of a person either in person or by proxy, at any meeting shall constitute a waiver of notice of such meeting, except where a person attends a meeting for the express purpose of objecting to the transaction of any business because the meeting was not lawfully called or convened.

     Section 5. DISALLOWED COMPENSATION: Any payment made to an officer or employee of the corporation such as a salary, commission, bonus, interest, rent, travel or entertainment expense incurred by him, which shall be disallowed in whole or in part as a deductible expense by the Internal Revenue
Service, shall be reimbursed by such officer or employee to the corporation to the full extent of such disallowance. It shall be the duty of the directors, as a Board, to enforce payment of each such amount disallowed. In lieu of payment by the officer or employee, subject to the determination of the directors, proportionate amounts may be withheld from his future compensation payments until the amount owed to the corporation has been recovered.

     Section 6. RESIGNATIONS: Any director or other officer may resign at any time, such resignation to be in writing and to take effect from the time of its receipt by the corporation, unless some time be fixed in the resignation shall not be required to make it effective.

                       ARTICLE X  - ANNUAL STATEMENT

     Section 1. The President and the Board of Directors shall present at each annual meeting a full and complete statement of the business and affairs of the corporation for the preceding year. Such statement shall be prepared and presented in whatever manner the Board of Directors shall deem advisable and need not be verified by a Certified Public Accountant.

           ARTICLE XI  -  - INDEMNIFICATION AND INSURANCE:

Section 1. (a) RIGHT TO INDEMNIFICATION. Each person who was or is made a party or is threatened to be made a party or is involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative
(hereinafter a "proceeding"), by reason of the fact that he or she, or a person of whom he or she is the legal representative, is or was a director or officer, of the Corporation of is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to employee or agent or in any other capacity as a director, officer, employee or agent or in any other capacity while serving as a director, officer, employee or agent, shall be indemnified and held harmless by the Corporation to the fullest extent authorized by the Delaware General
Corporation Law, as the same exists or may hereafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Corporation to provide broader indemnification rights than said law permitted the Corporation to provide prior to such amendment), against all expense, liability and loss (including attorney's fees, judgments, fines, ERISA excise taxes or penalties and amounts paid or to be paid in settlement) reasonable incurred or suffered by such person in connection therewith and such indemnification shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of his or her heirs, executors and administrators; provided, however, that, except as provided in paragraph (b) hereof, the Corporation shall indemnify any such person seeking indemnification in connection with a proceeding (or part thereof) initiated by such person only if such proceeding (or part thereof) was authorized by the Board of Directors of the Corporation. The right to indemnification conferred in this Section shall be a contract right and shall include the right to be paid by the Corporation the expense incurred in defending any such proceeding in advance of its final disposition: provided, however, that, if the Delaware
General Corporation Law requires, the payment of such expenses incurred by a director or officer in his or her capacity as a director or officer (and not in any other capacity in which service was or is rendered by such person while a director or officer, including, without limitation, service to an employee benefit plan) in advance of the final disposition of a proceeding, shall be made only upon delivery to the corporation of an undertaking, by or on behalf of such director or officer, to repay all amounts so advanced if it shall ultimately be determined that such director or officer is not entitled to be indemnified under this Section or otherwise. The Corporation may, by action of it Board of Directors, provide indemnification to employee and agents of the Corporation with the same scope and effect as the foregoing indemnification of directors and officers.

    (b)   RIGHT OF CLAIMANT TO BRING SUIT:

If a claim under paragraph (a) of this Section is not paid in full by the
Corporation within thirty days after a written claim has been received by  the
Corporation, the claimant may be at any time thereafter bring suit against  the
Corporation to recover the unpaid amount of the claim and , if successful in whole or in part, the claimant shall be entitled to be paid also the expense of
prosecuting such claim.   It shall be a defense to any such action (other than
an action brought to enforce a claim for expenses incurred in defending any proceeding in advance of its final disposition where the required undertaking, if any is required, has been tendered to the Corporation) that the claimant has not met the standards of conduct which make it permissible under the Delaware
General Corporation law for the Corporation to indemnify the claimant for the amount claimed, but the burden of proving such defense shall be on the
Corporation.  Neither the failure of the Corporation (including its Board of
Directors, independent legal counsel, or its stockholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he or she has met the applicable standard of conduct set forth in the Delaware General Corporation
Law, nor an actual determination by the Corporation (including its Board of
Directors, independent legal counsel, or its stockholders) that the claimant has not met such applicable standard or conduct, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard or conduct.

(c) Notwithstanding any limitation to the contrary contained in sub- paragraphs
(a) and (b) of this section, the corporation shall, to the fullest extent permitted by Section 145 of the General Corporation Law of the State of Delaware, as the same may be amended and supplemented, indemnify any and all persons whom it shall have power to indemnify under said section from and against any and all of the expenses, liabilities or other matter referred to in or covered by said section, and the indemnification provided for herein shall not be deemed exclusive of any other rights to which those indemnified may be entitled under any By-Law, agreement, vote of stockholders or disinterested
Directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

     (d)    INSURANCE:

The Corporation may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Corporation or another corporation, partnership, joint venture, trust or other enterprise against any such expense, liability or loss, whether or not the Corporation would have the power to indemnify such person against such expense, liability or loss under the Delaware General Corporation Law.

                            ARTICLE XII  - AMENDMENTS

Section 1. These By-Laws may be amended or repealed by the vote of stockholders entitled to cast at least a majority of the votes which all stockholders are entitled to cast thereon, at any regular or special meeting of the stockholders, duly convened after notice to the stockholders of that purpose.

Exhibit 3.3(b)
AMENDED AND RESTATED BYLAWS
OF AMERISTAR NETWORK, INC.
A DELAWARE CORPORATION


ARTICLE I.  OFFICES

SECTION 1.1. REGISTERED OFFICE. The registered office of the Company in the State of Delaware is located at 1220 North Market Street Suite 606, City of
Wilmington, County of New Castle. SECTION 1.2. PRINCIPAL OFFICE. The principal office of the Company will be in 321 North Mall Drive, Bldg. K. St. George, UT
84790, or at such other place as the Board of Directors may from time to time determine. SECTION 1.3. OTHER OFFICES. The Company may also have offices at such other places as the Board of Directors may from time to time determine or the business of the Company may require.

ARTICLE II. MEETINGS OF STOCKHOLDERS

SECTION 2.1. PLACE OF MEETINGS. All meetings of stockholders will be held at the principal office of the Company, or at such other place as will be determined by the Board of Directors and specified in the notice of the meeting.

SECTION 2.2. ANNUAL MEETING. The annual meeting of stockholders will be held at such date and time as will be designated from time to time by the Board of Directors and stated in the notice of the meeting, at which meeting the stockholders will elect by written ballot a Board of Directors and transact such other business as may properly be brought before the meeting of stockholders. The Board of Directors may postpone the time of holding the annual meeting of stockholders for such period not exceeding ninety (90) days, as they may deem advisable. Failure to hold the annual meeting at the designated time shall not work a dissolution of the Company nor impair the powers, rights and duties of the Company's officers and Directors. At annual meetings, the stockholders shall elect Directors and transact such other business as may properly be brought before the meeting. If the election of Directors shall not be held on the day designated herein for any annual meeting of the stockholders or at any adjournment thereof, the Board of Directors shall cause the election to be held at a special meeting of the stockholders as soon thereafter as is convenient.

SECTION 2.3. NOTICE OF ANNUAL MEETING. Written or printed notice of the annual meeting, stating the place, day and hour thereof, will be delivered personally to each stockholder at his residence or usual place of business or mailed to each stockholder entitled to vote at such address as appears on the books of the Company, not less than ten (10) nor more than sixty (60) days before the date of the meeting. Waiver by a stockholder (or his duly authorized attorney) in writing of notice of a stockholders' meeting, signed by the stockholder, whether before or after the time of such meeting, shall be equivalent to the giving of such notice. Attendance by a stockholder, whether in person or by proxy, at a stockholders' meeting shall constitute a waiver of notice of such meeting of which the stockholder has had no notice.

SECTION 2.4. SPECIAL MEETING. Special meetings of stockholders, for any purpose or purposes, unless otherwise prescribed by statute, may be called by the Chief
Executive Officer or the Board of Directors, and will be called by the Chief
Executive Officer or Secretary at the request in writing of the stockholders owning ten percent (10%) of the outstanding shares of capital stock of the Company entitled to vote at such meeting. Such request will state the purpose(s) of the proposed meeting, and any purpose so stated will be conclusively deemed to be a "proper" purpose.

SECTION 2.5. NOTICE OF SPECIAL MEETING. Written or printed notice of a special meeting stating the place, day, hour and purpose(s) thereof, will be personally delivered to each stockholder at his residence or usual place of business or mailed to each stockholder entitled to vote at such address as appears on the books of the Company, not less than ten (10) nor more than sixty (60) days before the date of the meeting.

SECTION 2.6. ADJOURNMENT. At any meeting of stockholders of the Company, if less than a quorum be present, a majority of the stockholders entitled to vote, present in person or by proxy, shall have the power to adjourn the meeting from time to time without notice other than announcement at the meeting until a quorum shall be present. Any business may be transacted at the adjourned meeting which might have been transacted at the meeting originally noticed. If the adjournment is for more than thirty days, or if after the adjournment a new record date, as provided for in Section 2.7 of these Bylaws, is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

SECTION 2.7. FIXING OF DATE FOR DETERMINATION OF STOCKHOLDERS OF
RECORD. The Board of Directors may, by resolution, fix in advance a date as the record date for the purpose of determining stockholders entitled to notice of, or to vote at, any meeting of stockholders or any adjournment thereof, or stockholders entitled to receive payment of any dividend or the allotment of any rights, or in order to make a determination of stockholders for any other purposes (other than determining stockholders entitled to consent to action by stockholders proposed to be taken without a meeting of stockholders). Such date, in any case, shall not be more than sixty (60) days and not less than ten
(10) days prior to the date on which the particular action requiring such determination of stockholders is to be taken. If no record date is fixed for the determination of stockholders entitled to notice of or to vote at a meeting of stockholders, or stockholders entitled to receive payment of a dividend, such date shall be at the close of business on the day on which notice of the meeting is mailed or the date on which the resolution of the Board of Directors declaring such dividend is adopted, as the case may be, and shall be the record date for such determination of stockholders. When a determination of stockholders entitled to vote at any meeting of stockholders has been made as provided in this section, such determination shall apply to any adjournment thereof except where the determination has been made through the closing of the stock transfer records and the stated period of closing has expired.

SECTION 2.8. STOCKHOLDER LIST. At least ten (10) days before each meeting of stockholders, a complete list of stockholders entitled to vote at each such meeting or in any adjournment thereof, arranged in alphabetical order, with the address of and the number of shares held by each, will be prepared by the Secretary or the officer or agent having charge of the stock transfer ledger of the Company. Such list will be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours for such ten
(10) day period either at a place within the city where the meeting is to be held, or, if not so specified, the place where the meeting is to be held. Such list will also be produced and kept open at the time and place of the meeting.
The stock ledger shall be the only evidence as to who are the stockholders entitled to vote in person or by proxy at any meeting of stockholders.

SECTION 2.9. QUORUM. The holders of a majority of the shares of capital stock issued and outstanding and entitled to vote, represented in person or by proxy, will constitute a quorum at all meetings of the stockholders for the transaction of business. The stockholders present may adjourn the meeting despite the absence of a quorum. When a meeting is adjourned for less than thirty (30) days in any one adjournment, it will not be necessary to give any notice of the adjourned meeting if the time and place to which the meeting is adjourned are announced at the meeting at which the adjournment is taken, and at the adjourned meeting any business may be transacted which might have been transacted on the original date of the meeting. When a meeting is adjourned for thirty (30) days or more, notices of the adjourned meeting will be given as in the case of an original meeting. The vote of the holders of a majority of the shares entitled to vote and thus represented at a meeting at which a quorum is present shall be the act of the stockholders' meeting unless the vote of a greater number is required by law, the Certificate of Incorporation or these Bylaws, in which case the vote of such greater number shall be requisite to constitute the act of the meeting. The stockholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum.

SECTION 2.10. PROXIES AND VOTING. Stockholders entitled to vote shall have the number of votes specified in the Certificate of Incorporation for each share of stock owned by them and a proportionate vote for a fractional share.
Stockholders may vote in person or by written proxy dated not more than six months before the meeting named therein. Proxies shall be filed with the Secretary of the meeting, or of any adjournment thereof, before being voted.
Except as otherwise limited therein, proxies shall entitle the person named therein to vote at any meeting or adjournment of such meeting but shall not be valid after final adjournment of such meeting. A proxy with respect to stock held in the name of two or more persons shall be valid if executed by any one of them unless at or prior to its exercise the Company receives a specific written notice to the contrary from any one of them. A proxy purporting to be executed by or on behalf of a stockholder shall be deemed valid unless challenged at or prior to its exercise, and the burden of proving invalidity shall rest on the challenger. When a quorum is present at any meeting, the holders of a majority of the stock represented and entitled to vote on any question (or if there are two or more classes of stock entitled to vote as separate classes, then in the case of each such class, the holders of a majority of the stock of that class represented and entitled to vote on any question) other than an election by stockholders shall, except where a larger vote is required by law, by the articles of organization or by these bylaws, decide any question brought before such meeting. Any election by stockholders shall be determined by a plurality of the votes cast.

SECTION 2.11. CONSENT OF STOCKHOLDERS IN LIEU OF MEETING. Any action that may be taken at any annual or special meeting of the stockholders of the Company, may be taken without a meeting, without prior notice, and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted, provided that a consent must bear the date of each stockholder's signature and no consent will be effective unless written consents received by a sufficient number of stockholders to take the contemplated action are delivered to the Company within sixty days of the date that the earliest consent is delivered to the Company. Prompt notice of the taking of corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing. In the event that the action which is consented to is such as would have required the filing of a certificate under any section of Delaware law, if such action had been voted on by stockholders at a meeting thereof, the certificate filed under such other section shall state, in lieu of any statement required by such section concerning any vote of stockholders, that written consent and that written notice have been given in accordance with
Section 228 of the General Corporation Law of the State of Delaware.

SECTION 2.12. PRESIDING OFFICER AND CONDUCT OF MEETINGS.
The Chairman of the Board of Directors shall preside at all meetings of the stockholders and shall automatically serve as Chairman of such meetings. In the absence of the Chairman of the Board of Directors, or if the Directors neglect or fail to elect a Chairman, then the President of the Company shall preside at the meetings of the stockholders and shall automatically be the Chairman of such meeting, unless and until a different person is elected by a majority of the shares entitled to vote at such meeting. The Secretary of the Company shall act as Secretary at all meetings of the stockholders. In the absence or disability of the Secretary, the Chairman of the Board of Directors, the Chief
Executive Officer, or the President shall appoint a person to act as Secretary at such meetings.

SECTION 2.13. INSPECTORS. The Board of Directors may, in advance of any meeting of stockholders, appoint one or more inspectors to act at such meeting or any adjournment thereof. If any of the inspectors so appointed shall fail to appear or act, the chairman of the meeting may, or if inspectors shall not have been appointed, the Chairman of the meeting shall, appoint one or more inspectors.
Each inspector, before entering upon the discharge of his duties, shall take and sign an oath faithfully to execute the duties of inspector at such meeting with strict impartiality and according to the best of his ability. The inspectors shall determine the number of shares of capital stock of the Company outstanding and the voting power of each, the number of shares represented at the meeting, the existence of a quorum, the validity and effect of proxies, and shall receive votes, ballots or consents, hear and determine all challenges and questions arising in connection with the right to vote, count and tabulate all votes, ballots or consents, determine the results, and do such acts as are proper to conduct the election or vote with fairness to all stockholders. On request of the chairman of the meeting, the inspectors shall make a report in writing of any challenge, request or matter determined by them and shall execute a certificate of any fact found by them. No directors or candidate for the office of director shall act as an inspector of an election of directors.

ARTICLE III.  BOARD OF DIRECTORS

SECTION 3.1. FUNCTIONS AND NUMBER. The property, business and affairs of the Company shall be managed and controlled by a board of directors, who need not be stockholders, citizens of the United States or residents of the State of Delaware. The number of members which shall constitute the Board of Directors shall be determined by resolution of the Board of Directors or by the stockholders at an annual or special meeting held for that purpose, but no decrease in the Board of Directors shall have the effect of shortening the term of an incumbent director. The Board of Directors shall consist of not less than one (1) nor more than nine (9) members. Except as otherwise provided by law or in these Bylaws or in the Certificate of Incorporation, the directors shall be elected by the stockholders entitled to vote at the annual meeting of stockholders of the Company, and shall be elected to serve until the next annual meeting of stockholders and until their successors shall be elected and shall qualify.

SECTION 3.2. ELECTION AND TERM. Except as provided in Section 3.3 of this
Article, Directors will be elected at the annual meeting of the stockholders, and each Director will be elected to serve until the next annual meeting or until his successor will have been elected and qualified, unless sooner removed in accordance with these Bylaws or until the Company has received a written resignation from a Director. Directors need not be stockholders of the Company.

SECTION 3.3. VACANCIES AND NEWLY CREATED DIRECTORSHIPS.
Vacancies and newly created directorships resulting from any increase in the authorized number of Directors may be filled by a majority of the Directors, although less than a quorum, and the Directors so elected shall hold office for the unexpired term of their predecessor in office until the next annual meeting and until their successors are elected and have qualified. Vacancies created by the removal of Directors by the owners of a majority of the outstanding shares of capital stock will be filled by the owners of the majority of the outstanding shares of capital stock. A vacancy shall be deemed to exist by reason of the death or resignation of any Director or upon the failure of stockholders to elect Directors to fill the unexpired terms of any Directors removed in accordance with the provisions of these Bylaws.
SECTION 3.4. RESIGNATION; REMOVAL. Any Director may resign at any time by giving written notice thereof to the Board of Directors. Any such resignation will take effect as of its date unless some other date is specified therein, in which event it will be effective as of that date. The acceptance of such resignation will not be necessary to make it effective. The Board of Directors may, by majority vote of the Directors then in office, remove a Director for cause. The holders of a majority of the outstanding shares of capital stock may remove any Director or the entire Board of Directors, with or without cause, either by a vote at a special meeting or 2annual meeting, or by written consent.

SECTION 3.5. COMPENSATION. The Board of Directors shall have the authority to fix the compensation of directors for their services. A director may also serve the Company in other capacities and receive compensation therefor.

ARTICLE IV. MEETINGS OF THE BOARD

SECTION 4.1. REGULAR MEETINGS. The Board of Directors will meet each year immediately following the annual meeting of the stockholders to appoint the members of such committees of the Board of Directors as the Board may deem necessary or advisable, to elect officers for the ensuing year, and to transact such other business as may properly come before the Board of Directors at such meeting. No notice of such meeting will be necessary to the newly elected
Directors in order legally to constitute the meeting provided a quorum will be present. Regular meetings may be held at such other times as shall be designated by the Board of Directors without notice to the Directors.

SECTION 4.2. SPECIAL MEETINGS. Special meetings of the Board of Directors will be held whenever called by the Chairman of the Board, Chief Executive Officer, chairman of the Executive Committee or by two or more Directors. Notice of each meeting will be given at least two (2) days prior to the date of the meeting either personally or by telephone, facsimile or telecopy (with proof of transmission) to each Director, and will state the purpose, place, day and hour of the meeting. Waiver by a Director in writing of notice of a Directors meeting, signed by the Director, whether before or after the time of said meeting, shall be equivalent to the giving of such notice. Except as provided in Section 9.3, attendance by a Director, whether in person or by proxy, at a Directors' meeting shall constitute a waiver of notice of such meeting of which the Director had no notice.

SECTION 4.3. QUORUM AND VOTING. At all meetings of the Board of Directors
(except in the case of a meeting convened for the purpose specified in Section
3.3 of these Bylaws) a majority of the number of the Directors will be necessary and sufficient to constitute a quorum for the transaction of business and the act of a majority of the Directors present at any meeting at which there is a quorum will be the act of the Board of Directors. If a quorum will not be present at any such meeting of Directors, the Directors present may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum will be present.

SECTION 4.4. TELEPHONE MEETINGS. Subject to the provisions of applicable law and these Bylaws regarding notice of meetings, the Directors may participate in and hold a meeting using conference telephone or similar communications equipment by means of which all persons participating in a meeting can hear each other simultaneously, and participation in a meeting pursuant to this Section shall constitute presence in person at such meeting. A Director so attending will be deemed present at the meeting for all purposes including the determination of whether a quorum is present except when a person participates in the meeting for the express purpose of objecting to the transaction of any business on the ground the meeting was not lawfully called or convened.

SECTION 4.5. ACTION BY WRITTEN CONSENT. Any action required or permitted to be taken at a meeting of the Board of Directors may be taken without a meeting if a consent in writing, setting forth the action so taken, is signed by all the members of the Board of Directors.

SECTION 4.6. ATTENDANCE FEES. Directors will not receive any stated salary, as such, for their services, but by resolution of the Board of Directors a fixed sum and expenses of attendance may be allowed for attendance at each regular or special meeting of the Board of Directors; however, this provision will not preclude any Director from serving the Company in any other capacity and receiving compensation therefor.

SECTION 4.7. INTEREST OF DIRECTORS IN CONTRACTS. Any contract or other transaction between the Company and one (1) or more of its Directors, or between the Company and any firm of which one or more of its Directors are members or employees, or in which they are interested, or between the Company and any corporation or association of which one or more of its Directors are shareholders, members, directors, officers or employees, or in which they are interested, shall be valid for all purposes, notwithstanding the presence of such Director or Directors at the meeting of the Board of Directors of the Company, which acts upon, or in reference to, such contract or transaction, and notwithstanding their participation in such action, if the fact of such interest shall be disclosed or known to the Board of Directors and the Board of Directors shall, nevertheless, authorize, approve, and ratify such contract or transaction by a vote of a majority of the Directors present, such interested
Director or Directors to be counted in determining whether a quorum is present, but not to be counted in calculating the majority of such quorum necessary to carry such vote. This Section shall not be construed to invalidate any contract or other transaction which would otherwise be valid under the common and statutory law applicable thereto.

ARTICLE V. COMMITTEES

SECTION 5.1. EXECUTIVE COMMITTEE. The Board of Directors by resolution may designate one or more Directors to constitute an Executive Committee, which committee, to the extent provided in such resolution, will have and may exercise all of the powers and authority of the Board of Directors in the management of the business and affairs of the Company, except where action of the Board of Directors is required by statute. Unless expressly authorized by resolution of the Board of Directors, no committee shall have the power or authority to (a) amend the Certificate of Incorporation, (b) adopt an agreement
of merger or consolidation,   recommend to the shareholders the sale, lease or
exchange of all or substantially all of the Company's property and assets, (d)
recommend to the stockholders a dissolution of the Company or a revocation of a dissolution, or (e) amend the Bylaws of the Company.

SECTION 5.2. OTHER COMMITTEES. The Board of Directors may by resolution create other committees for such terms and with such powers and duties as the Board shall deem appropriate.

SECTION 5.3. ORGANIZATION OF COMMITTEES. The chairman of each committee of the Board of Directors will be chosen by the members thereof. Each committee will elect a Secretary, who will be either a member of the committee or the secretary of the Company. The chairman of each committee will preside at all meetings of such committee.

SECTION 5.4. MEETINGS. Regular meetings of each committee may be held without the giving of notice of time and a place will have been established by the committee for such meetings. Special meetings (and, if the requirements of the preceding sentence have not been met, regular meetings) will be called in the manner provided as respect to notices of special meetings of the Board of Directors.

SECTION 5.5. QUORUM AND MANNER OF ACTING. Subject to the provisions of applicable law and these Bylaws regarding notice of meetings, the member of each committee may participate in and hold a meeting using conference telephone or similar communications equipment by means of which all persons participating in a meeting can hear each other simultaneously, and participation in a meeting pursuant to this Section shall constitute presence in person at such meeting. A member so attending will be deemed present at the meeting for all purposes including the determination of whether a quorum is present except when a person participates in the meeting for the express purpose of objecting to the transaction of any business on the ground the meeting was not lawfully called or convened. The act of a majority of the members so present at a meeting at which a quorum is present will be the act of such committee. The members of each committee will act only as a committee, and will have no power or authority, as such, by virtue of their membership on the committee.

SECTION 5.6. ACTION BY WRITTEN CONSENT. Any action required or permitted to be taken by any committee may be taken without a meeting if a consent in writing, setting forth the action so taken, is signed by all the members of the committee.

SECTION 5.7. RECORD OF COMMITTEE ACTION; REPORTS. Each committee will maintain a record, which need not be in the form of complete minutes, of the action taken by it at each meeting, which record will include the date, time, and place of the meeting, the names of the members present and absent, the action considered, and the number of votes cast for and against the adoption of the action considered. All action by each committee will be reported to the Board of Directors at its meeting next succeeding such action, such report to be in sufficient detail as to enable the Board to be informed of the conduct of the Company's business and affairs since the last meeting of the Board.

SECTION 5.8. REMOVAL. Any member of any committee may be removed from such committee, either with or without cause, at any time, by resolution adopted by a majority of the whole Board of Directors at any meeting of the board.

SECTION 5.9. VACANCIES. Any vacancy in any committee will be filled by the Board of Directors in the manner prescribed by these Bylaws for the original appointment of the members of such committee.

ARTICLE VI.  OFFICERS

SECTION 6.1. APPOINTMENT AND TERM OF OFFICE. The officers of the Company may consist of a President, a Secretary, and a Treasurer, and there may be a Chief
Executive Officer, one or more Vice Presidents, one or more Assistant
Secretaries, one or more Assistant Treasurers, and such other officers as may be appointed by the Board in its discretion. One of the Directors may also be chosen Chairman of the Board. Each of such officers will be chosen annually by the Board of Directors at its regular meeting immediately following the annual meeting of stockholders and, subject to any earlier resignation or removal, will hold office until the next annual meeting of stockholders or until his earlier death, resignation, retirement, disqualification, or removal from office and until his successor shall have been duly elected and qualified. Two or more offices may be held by the same person.

SECTION 6.2. REMOVAL. Any officer or agent elected or appointed by the Board of Directors may be removed by the Board of Directors, with or without cause, whenever in its judgment the best interests of the Company will be served thereby, but such removal will be without prejudice to the contract rights, if any, of the person so removed. Election or appointment of an officer or agent will not of itself create contract rights.

SECTION 6.3. VACANCIES. Whenever any vacancy shall occur in any office of any officer by death, resignation, increase in the number of officers of the Company, or otherwise, the same shall be filled by vote of a majority of the Directors for the unexpired portion of the term.

SECTION 6.4. COMPENSATION. The compensation of all officers of the Company shall be determined by the Board of Directors and may be altered by the Board from time to time, except as otherwise provided by contract, and no officer shall be prevented from receiving such compensation by reason of the fact such officer is also a Director of the Company. All officers shall be entitled to be paid or reimbursed for all costs and expenditures incurred in the Company's business.

SECTION 6.5. POWERS AND DUTIES. The powers and duties of the officers will be those usually pertaining to their respective offices, subject to the general direction and supervision of the Board of Directors. Such powers and duties will include the following:

a. Chairman of the Board. The Chairman of the Board, if one is designated, shall be selected among the members of the Board of Directors and will preside when present at all meetings of the Board of Directors and of the stockholders.
The Chairman of the Board shall be available to consult with and advise the officers of the Corporation with respect to the conduct of the business and affairs of the Corporation and shall have such other powers and duties as designated in accordance with these Bylaws and as from time to time may be assigned by the Board of Directors. The Chairman of the Board shall be the highest officer of the Corporation and, subject to the control of the Board of Directors, shall in general supervise and control all business and affairs of the Corporation.

b.   President. The President, if one is designated, shall be the Chief
Executive Officer of the Company unless a Chief Executive Officer is otherwise designated by the Board of Directors. The President will be responsible for general supervision of the affairs, properties, and operations of the Company, and over its several officers and be the Company's general manager responsible for the management and control in the ordinary course of the business of the Company. The President may execute and deliver in the name and on behalf of the Company, deeds, mortgages, leases, assignments, bonds, notes, bills of sale, assignments, releases, receipts, contracts or other instruments of any kind or character authorized by the Board of Directors. Unless otherwise directed by the Board, the President shall attend in person or by substitute or by proxy and act and vote on behalf of the Company at all meetings of the stockholders of any corporation in which the Company holds stock. The President may appoint or employ and discharge employees and agents of the Company and fix their compensation.

c. Vice Presidents. Each Vice President, if any are designated, will perform the duties prescribed or delegated by the President or by the Board of Directors, and at the request of the President or the Board of Directors, will perform as well the duties of the President's office.

d. Secretary. The Secretary, if one is designated, will give notice to and attend all meetings and keep the minutes of all of the proceedings at all meetings of the Board of Directors and all meetings of the stockholders and will be the custodian of all corporate records and of the seal of the Company.
The Secretary will see that all notices required to be given to the stockholders and to the Board of Directors are duly given in accordance with these Bylaws or as required by law. It shall also be the duty of the Secretary to attest, by personal signature and the seal of the Company, all stock certificates issued by the Company and to keep a stock ledger in which shall be correctly recorded all transactions pertaining to the capital stock of the Company. The Secretary shall also attest, by personal signature and the seal of the Company, all deeds, conveyances, or other instruments requiring the seal of the Company. The person holding the office of Secretary shall also perform, under the direction and subject to the control of the President and the Board of Directors, such other duties as may be assigned to such officer. Unless a transfer agent is appointed, the Secretary shall also keep or cause to be kept at any such office the stock and transfer records, which shall contain the names of all stockholders and the record address and the amount of stock held by each, for inspection by stockholders. Any such inspection by a stockholder of the articles of organization, bylaws, records of meetings of the incorporators or stockholders, or the stock and transfer records must be at a reasonable time and for a proper purpose, but not to secure a list of stockholders for the purpose of selling said list or copies thereof or of using the same for a purpose other than in the interest of the applicant, as a stockholder, relative to the affairs of the Company. Said copies and records need not all be kept in the same office. In the absence of the appointment of a Treasurer for the Company, the Secretary shall perform the duties of the Treasurer.

e. Any Assistant Secretary shall have the powers and perform the duties of the Secretary in his absence or in case of his inability to act and shall have such other powers and duties as the directors may from time to time prescribe.
If neither the Secretary nor any Assistant Secretary is present at any meeting of the stockholders, a temporary Secretary to be designated by the person presiding at the meeting shall perform the duties of the Secretary.

f. Treasurer. The Treasurer will be the principal accounting and financial officer of the Company and will have active control of and shall be responsible for all matters pertaining to the accounts and finances of the Company. The
Treasurer will have charge of the corporate funds and securities and will keep a record of the property and indebtedness of the Company. If required by the Board of Directors, the Treasurer will give bond for the faithful discharge of duties in such sum and with such surety or sureties as the Board may require.
The Treasurer shall keep such monies and securities of the Company as may be entrusted to his keeping and account for the same. The Treasurer shall be prepared at all times to give information as to the condition of the Company and shall make a detailed annual report of the entire business and financial condition of the Company. The person holding the office of Treasurer shall also perform, under the direction and subject to the control of the President and the Board of Directors, such other duties as may be assigned by either of such officers. The duties of the Treasurer may also be performed by any Assistant
Treasurer.

g. Other Officers. The Board of Directors may appoint such other officers, agents or employees as it may deem necessary for the conduct of the business of the Company. In addition, the Board may authorize the President or other officers to appoint such agents or employees as they deem necessary for the conduct of the business of the Company.

SECTION 6.6. RESIGNATIONS. Any officer may resign at any time by giving written notice thereof to the Board of Directors. Any such resignation will take effect as of its date unless some other date is specified therein, in which event it will be effective as of that date. The acceptance of such resignation will not be necessary to make it effective.

ARTICLE VII. SHARES OF STOCK AND THEIR TRANSFER; BOOKS

SECTION 7.1. FORMS OF CERTIFICATES. Shares of the capital stock of the Company will be represented by certificates in such form, not inconsistent with law or with the Certificate of Incorporation of the Company, as will be approved by the Board of Directors, and will be signed by the Chairman of the Board, President or a Vice President and the Secretary, an Assistant Secretary, the Treasurer or an Assistant Treasurer and sealed with the seal of the Company.
Such seal may be facsimile, engraved or printed. Where any such certificate is countersigned by a transfer agent or by a registrar, the signature of such Chairman of the Board, President, Vice President, Secretary, Assistant
Secretary, Treasurer or Assistant Treasurer upon such certificate may be facsimiles, engraved or printed. Such certificates shall be delivered representing all shares to which stockholders are entitled.

SECTION 7.2. ISSUANCE. Shares of stock with par value (both treasury and authorized but unissued) may be issued for such consideration (not less than par value) and to such persons as the Board of Directors may determine from time to time. Shares of stock without par value may be issued for such consideration as is determined from time to time by the Board of Directors.
Shares may not be issued until the full amount of the consideration, fixed as provided by law, has been paid.

SECTION 7.3. PAYMENT FOR SHARES.
a. The consideration for the issuance of shares shall consist of cash, services rendered (including services actually performed for the Company) or real or personal property (tangible or intangible) or any combination thereof actually received. Neither promissory notes nor the promise of future services shall constitute payment for shares.

b. In the absence of actual fraud in the transaction, the judgment of the Board of Directors as to the value of consideration received shall be conclusive.

c. When consideration, fixed as provided by law, has been paid, the shares shall be deemed to have been issued and shall be considered fully paid and nonassessable.

d. The consideration received for shares shall be allocated by the Board of Directors, in accordance with law, between stated capital and capital surplus accounts.


SECTION 7.4. TRANSFER OF SHARES. Shares of stock of the Company will be transferred only on the stock books of the Company by the holder of record thereof in person, or by a duly authorized attorney, upon the endorsement and surrender of the certificate therefor.

SECTION 7.5. STOCKHOLDERS OF RECORD. Stockholders of record entitled to vote at any meeting of stockholders or entitled to receive payment of any dividend or to any allotment of rights or to exercise the rights in respect of any change or conversion or exchange of capital stock will be determined according to the Company's stock ledger and, if so determined by the Board of Directors in the manner provided by statute, will be such stockholders of record (a) at the date fixed for closing the stock transfer books, or (b) as of the date of record.

SECTION 7.6. LOST, STOLEN OR DESTROYED CERTIFICATES. The Board of Directors may direct the issuance of new or duplicate stock certificates in place of lost, stolen or destroyed certificates, upon being furnished with evidence satisfactory to it of the loss, theft or destruction and upon being furnished with indemnity satisfactory to it. The Board of Directors may delegate to any officer authority to administer the provisions of this Section.

SECTION 7.7. CLOSING OF STOCK TRANSFER BOOKS. The Board of Directors will have power, in its discretion, either (a) to close the stock transfer books of the
Company (i) for a period not exceeding sixty (60) days nor less than ten (10)
days preceding (A) the date of any meeting of stockholders, (B) the date for
the payment of any dividend,   the date for the allotment of rights, or (D) the
date when change or conversion or exchange of capital stock will go into effect, (ii) for a period not exceeding sixty (60) days nor less than ten (10)
days in connection with obtaining the consent of stockholders for any purpose;
or (b) to fix a date, not more than sixty (60) days nor less than ten (10) days before (i) any stockholders' meeting, (ii) the date for the payment of any dividend, (iii) the date for the allotment of rights, or (iv) the date when any change or conversion or exchange of capital stock will go into effect as a record date for the determination of the stockholders entitled to notice of, and to vote at, any such meeting and at any adjournment thereof, or entitled to
receive payment of any such dividend, (B) to any such allotment of rights,   to
exercise the rights in respect of such change, conversion, or exchange of capital stock, or (D) to give such consent, and in such case such stockholders and only such stockholders as will be stockholders of record on the date so fixed will be entitled to notice of and to vote at such meeting and at any adjournment thereof, or to receive payment of such dividend, or to exercise rights, or to give such consent as the case may be, notwithstanding any transfer of any stock on the books of the Company after such record date fixed as aforesaid.

SECTION 7.8. REGULATIONS. The Board of Directors may make such rules and regulations as it may deem expedient concerning the issuance, transfer and registration of certificates of stock. The Board of Directors may appoint one or more transfer agents or registrars, or both, and may require all certificates of stock to bear the signature of either or both.

SECTION 7.9. EXAMINATION OF BOOKS BY STOCKHOLDERS. The original or duplicate stock ledger of the Company containing the names and addresses of the stockholders and the number of shares held by them and the other books and records of the Company will, at all times during the usual hours of business, be available for inspection at its principal office, and any stockholder, upon compliance with the conditions set forth in and to the extent authorized by
Section 220 of the General Corporation Law of the State of Delaware, will have the right to inspect such books and records.

ARTICLE VIII. INDEMNIFICATION; INSURANCE

SECTION 8.1. INDEMNIFICATION. Each person who was or is made a party or is threatened to be made a party to or is involved in any threatened, pending or completed action suit or proceeding, whether civil, criminal or investigative
(a "proceeding"), by reason of the fact that he or a person for whom he is the legal representative is or was a director, officer, employee or agent of the Company or is or was serving at the request of the Corporation as a director, officer, employee, trustee or agent of another corporation or of a partnership, joint venture, trust or other enterprise (including service with respect to employee benefit plans) whether the basis of such proceeding is alleged action in his official capacity as a director, officer, employee or agent, or in any other capacity while serving as a director, officer, employee or agent, shall be indemnified and held harmless by the Company to the fullest extent permitted by the General Corporation Law of the State of Delaware against all expenses, liability and loss (including attorneys' fees, judgments, fines, special excise taxes or penalties and amounts paid or to be paid in settlement) reasonably incurred or suffered by such person in connection therewith. Such right shall be a contract right and shall include the right to require advancement by the Company of attorneys' fees and other expenses incurred in defending any such proceeding in advance of its final disposition; provided, however, that the payment of such expenses incurred by a Director or officer of the Company in his capacity as a Director or officer (and not in any other capacity in which service was or is rendered by such person while a Director or officer, including, without limitation, service to an employee benefit plan) in advance of the final disposition of such proceeding, shall be made by the Company only upon delivery to the corporation of an undertaking, by or on behalf of such Director or officer, to repay all amount so advanced if it should be determined ultimately that such Director or officer is not entitled to be indemnified under this section or otherwise.

SECTION 8.2. INDEMNIFICATION NOT EXCLUSIVE. The indemnification and advancement of expenses provided by this Article VIII shall not be deemed exclusive of any other rights to which a person seeking indemnification may be entitled under the Certificate of Incorporation, any agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

SECTION 8.3. INSURANCE. By action of its Board of Directors, notwithstanding any interest of the Directors in the action, to the full extent permitted by the General Corporation Law of the State of Delaware, the Company may purchase and maintain insurance, in such amounts and against such risks as the Board of Directors deems appropriate, on behalf of any person who is or was a Director, advisory Director, officer, employee or agent of the Company, or of any entity a majority of the voting stock of which is owned by the Company, or who is or was serving at the request of the Company as a Director, advisory Director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against any liability asserted against such person and incurred by such person in any such capacity, or arising out of the status as such, whether or not the Company would have the power or would be required to indemnify such person against such liability under the provisions of this Article, or of the Certificate of Incorporation or of the General Corporation
Law of the State of Delaware.

ARTICLE IX. MISCELLANEOUS

SECTION 9.1. AMENDMENTS. These Bylaws may be altered, amended or repealed or new Bylaws may be adopted at any regular meeting of the stockholders or at any special meeting of the stockholders at which a quorum is present or represented, provided notice of the proposed alteration or repeal be contained in the notice of such special meeting, by the affirmative vote of a majority of the shares entitled to vote at such meeting and present or represented, or by a majority vote of the Board of Directors at any regular meeting of the Board or at any special meeting of the Board if notice of proposed alteration or repeal be contained in the notice of such special meeting.

SECTION 9.2. METHODS OF NOTICE. Whenever any notice is required to be given in writing to any stockholder pursuant to any statute, the Certificate of Incorporation or these Bylaws, it will not be construed to require personal or actual notice, and such notice will be deemed for all purposes to have been sufficiently given at the time the same is deposited in the United States mail or recognized overnight courier service with postage thereon prepaid, addressed to the stockholder at such address as appears on the books of the Company.
Whenever any notice may be or is required to be given as (a) personally to any Director, it will be for all purposes to have been sufficiently given either
(i)  three (3) days following the date the same is deposited in the United
States mail with postage prepaid thereon (ii) the day following the date the same is delivered to any recognized overnight courier service, or (iii) to the date the same is personally delivered, or (b) by facsimile to any Director, it will be deemed for all purposes to have been sufficiently given at the time the same is properly transmitted (with proof of transmission).

SECTION 9.3. WAIVER OF NOTICE. The giving of any notice of the time, place or purpose of holding any meeting of stockholders or Directors and any requirement as to publication thereof, whether statutory or otherwise, will be waived by the attendance at such meeting by any person entitled to receive such notice except when the person attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened and may be waived by such person by an instrument in writing executed and filed with the records of the meeting, either before or after the holding thereof.

SECTION 9.4. SEAL. The seal of the Company shall be in such form as shall be adopted and approved from time to time by the Board of Directors. The seal may be used by causing it, or a facsimile thereof, to be impressed, affixed, imprinted or in any manner reproduced. The Board of Directors may determine not to adopt a seal for the Company, in which case any documents or instruments providing for the use of a seal shall be valid despite the lack of a corporate seal.

SECTION 9.5. SECURITIES OF OTHER CORPORATION. The President or any Vice
President of the Company shall have power and authority to transfer, endorse for transfer, vote, consent or take any other action with respect to any securities of another issuer which may be held or owned by the Company and to make, execute and deliver any waiver, proxy or consent with respect to any such securities.

SECTION 9.6. FISCAL YEAR. The fiscal year of the Company shall be fixed by resolution of the Board of Directors.

SECTION 9.7. DIVIDENDS. Dividends upon the outstanding stock of the Company, subject to the provisions of the statutes and the Certificate of Incorporation, may be declared by the Board of Directors at any regular or special meeting.
Dividends may be declared and paid in cash, in property or in shares of the Company, or in any combination thereof.

SECTION 9.8. RESERVES. There may be created from time to time by resolution of the Board of Directors, out of funds of the Company available for dividends, such reserve or reserves as the Directors from time to time in their discretion
think proper (a) to provide for contingencies, (b) to equalize dividends,   to
repair or maintain any property of the Company, or (d) for such other purpose as the Directors shall think beneficial to the Company, and the Directors may modify or abolish any such reserve in the manner in which it was created.

SECTION 9.9. SIGNATURE OF NEGOTIABLE INSTRUMENTS. All bills, notes, checks or other instruments for the payment of money shall be signed or countersigned by such officer, officers, agent or agents, and in such manner, as are prescribed by resolution (whether general or special) of the Board of Directors or the executive committee.

SECTION 9.10. SURETY BONDS. Such officers and agents of the Company (if any) as the Board of Directors may direct from time to time shall be bonded for the faithful performance of their duties and for the restoration to the Company, in case of their death, resignation, disqualification or removal from office, of all books, papers, vouchers, money and other property of whatever kind in their possession or under their control belonging to the Company, in such amounts and by such surety companies as the Board of Directors may determine. The premiums on such bonds shall be paid by the Company, and the bonds so furnished shall be in the custody of the Secretary.

SECTION 9.11. LOANS AND GUARANTIES. The Company may lend money to, guaranty obligations of, and otherwise assist its Directors, officers and employees if the Board of Directors determines such loans, guaranties or assistance reasonably may be expected to benefit, directly or indirectly, the Company.

SECTION 9.12. RELATION TO CERTIFICATE OF INCORPORATION. These Bylaws are subject to, and governed by, the Certificate of Incorporation.


Exhibit 4.1
SPECIMEN OF COMMON STOCK CERTIFICATE

AMERISTAR NETWORK, INC.

[________]NUMBER
SHARES[________]
                      AUTHORIZED COMMON STOCK; 90,000,000 SHARES
                                   PAR VALUE $.001
                    NOT VALID UNLESS COUNTERSIGNED BY TRANSFER AGENT
                  INCORPORATED UNDER THE LAWS OF THE STATE OF DELAWARE

COMMON STOCK                                     CUSIP
03071S106

THIS CERTIFIES THAT

Is the RECORD HOLDER OF ------- SHARES OF AMERISTAR NETWORK, INC. COMMON
STOCK TRANSFERABLE ON THE BOOKS OF THE CORPORATION IN PERSON OR BY DULY
AUTHORIZED ATTORNEY UPON SURRENDER OF THIS CERTIFICATE PROPERLY ENDORSED.

THIS CERTIFICATE IS NOT VALID UNTIL COUNTERSIGNED BY THE TRANSFER AGENT AND
REGISTERED BY THE REGISTRAR.

Witness the facsimile seal of the Corporation and the facsimile signatures of its duly authorized officers.

Dated:

[SEAL OF AMERISTAR NETWORK, INC.]


-------------------------           -----------------------------
/s / BRYAN RICHARD                  /s/ O. RUSSELL CRANDALL, JR.
     SECRETARY                                 PRESIDENT


        By: ^^Illegible Signature^^
                                        OTC Stock Transfer Inc.
                                        Salt Lake City, UT 84107

This Certificate is not valid unless countersigned by the Transfer Agent.

NOTICE: Signature must be guaranteed by a firm which is a member of a registered national stock exchange, or by a bank (other than a savings bank) , or a trust company.

The following abbreviation, when used in the inscription on the face of this certificate, shall be construed as though they were written out in full according to applicable laws or regulations:

TEN COM  - as tenants in common           UNIF GIFT MIN ACT -
____Custodian____
TEN ENT  - as tenants by the entireties  (Cust)
(Minor)
JT TEN   - as joint tenants with right            under Uniform
Gifts to Minors
           of survivorship and not as             Act
________________________
               tenants in common
 (State)

             Additional abbreviation may also be used though not in above list.

             FOR VALUE RECEIVED, _________hereby sell, assign and transfer unto

PLEASE INSERT SOCIAL SECURITY OR OTHER
    IDENTIFYING NUMBER OF ASSIGNEE
_______________________________________



_________________________________________________________________

(Please print or typewrite name and address including zip code of assignee)
_________________________________________________________________

_________________________________________________________________

_________________________________________________________________

Shares of the capital stock represented by the within Certificate, and do hereby irrevocably constitute and appoint
_________________________________________________________________

Attorney to transfer the said stock on the books of the within-named
Corporation with full power of substitution in the premises.

Dated,   ---------------------------------

NOTICE: The signature to this assignment must correspond with the name as written upon the face of the Certificate, in every particular, without alteration or enlargement, or any change whatever.

Exhibit 4.2

                     SPECIMEN FORM OF WARRANT CERTIFICATE
Warrant Number
Number of Warrants
                       COMMON STOCK PURCHASE WARRANT
                             AMERISTAR NETWORK, INC.
                            (A Delaware Corporation)
                                                        Cusip No.
030 71 S 114
This certifies that FOR VALUE RECEIVED,

Or registered assigns (the "Holder") is the owner of

Common Stock Purchase Warrants ("Warrants").  Each Warrant entitles the Holder
o purchase at any time prior to the expiration date (as hereinafter defined), subject to the terms and conditions set forth in this certificate and the Information Statement (dated March 14th, 1997), one fully paid and nonassessable share of common stock, $.001 par value, of AmeriStar Network, Inc., a Delaware Corporation (the "Company") at $2.00 through July 21st, 1998.
Warrants not exercised by the Expiration Date will expire. Certificates are issuable on the presentation and surrender of the Warrant Certificate with the Subscription form n the reverse side hereof duly executed at the principal office of the Company or its duly appointed agent, OTC Stock Transfer, Inc., as warrant agent, or its successor (the "Warrant Agent") accompanied by payment in lawful money of the United States of America in cash of by official bank or certified check payable to the Company.

This Warrant Certificate and each Warrant represented hereby re issued to and are subject in all respects to the terms and conditions set forth in the Information Statement (the "Warrant Agreement") dated March 14th, 1997, between the Company and the Warrant Agent. A copy of the Warrant Agreement is on file at the principal office of the Warrant Agent, and a copy will be provided by the company to each holder on request at no charge.

The company has the right to call in the Warrants on 15 days notice, if not exercised by the holder prior to the expiration of the 15 day notice period, should the Company's Common Stock trade at or above a $2.75 reported closing bid on trade price for at least 10 consecutive trading days.

The term "Expiration Date" shall mean 4:00 p.m. (Mountain Standard Time) on
July 21st, 1998).

               This Warrant shall not be exercisable and the Company shall not be obligated to deliver any securities pursuant to this Warrant unless a registration statement under the Securities Act of 1933, as amended, and under applicable state securities laws with respect to such securities is effective or there is an available exemption from such federal and state registration requirements. This Warrant shall not be exercisable by a Holder in any state where such exercise would be unlawful.

               This Warrant shall not be valid unless
countersigned by the Warrant Agent. For more information, please refer to the Information Statement dated March 14th, 1997.

               This warrant shall not be valid unless countersigned by the Warrant Agent. For more information, please refer to the Information Statement dated March 14th, 1997.

Dated:

Secretary                                              President

                         Corporate Seal
EXHIBIT 10 INTELLECTUAL PROPERTIES PARTIAL ASSIGNMENT

Mortgage Internet Technologies, Inc. Intellectual Properties Partial Assignment

Mortgage Internet Technologies, Inc., (MIT) a corporation of the State of
Nevada (the "Company") hereby grants to AmeriStar Network, Inc.,(AmeriStar) a
Delaware corporation, a percentage ownership in the following "intellectual properties" (ILP) of MIT: (1) a 10% equity interest in the Virtual
Lendertrademark system. (2) a 20% equity interest in MortgageLocator.com. (3) a 20% interest in LoanPool.com. See below for a detailed explanation of the above concerns. This agreement is subject to the terms and conditions below.

Parties to this Agreement are MIT and AmeriStar. The Intellectual properties and Documentation are collectively referred to hereinafter as the "ILP". This writing constitutes the sole and entire Agreement and arrangement between the Parties and is referred to as the "License agreement".

 1. PAYMENT TERMS. The purchase price for the ILP is a single payment of One
Hundred thousand dollars ($100,000.00) and 20% interest in the AmeriStar
Network "WLC" system. This 20% equity interest in the "WLC" is outlined in Addendum "A" to this agreement and due upon signing of this agreement.

 2. DESCRIPTION OF THE INTELLECTUAL PROPERTIES.

 A.  VIRTUAL LENDERTRADEMARK (http://www.Vlender.com)
 REVENUE RIGHTS: 10% of all setup fees & monthly fees earned on the sale and servicing of the Virtual Lendertrademark Kit. Also a 10% equity interest in any profits related to future sale of and or licensing of the Virtual
Lendertrademark system.

 B. MORTGAGELOCATOR.COM (http://www.mortgagelocator.com)
 REVENUE RIGHTS: 20% of all retail loan transaction fees and banner advertising fees associated with mortgagelocator.com. Also a 20% equity interest in any profits related to future sale of and or licensing of the mortgage locator system.

 C.  LOAN POOL referral network (http://www.loanpool.com)
 REVENUE RIGHTS: 20% of all fees related to the loan pool. Also a 20% equity interest in any profits related to future sale of and or licensing of the loan pool system.

 3. DESCRIPTION OF PURCHASERS RIGHTS & LIMITATIONS: MIT will continue to control, develop, design and regulate all aspects of the ILP and AmeriStar will be subject to limitations imposed upon by MIT. AmeriStar will have the right to participate in additional product research & development and to participate in marketing efforts of the ILP. AmeriStar cannot transfer rights to the ILP without written consent by both MIT and AmeriStar.

4. CONTINUATION OF BUSINESS. AmeriStar agrees that if AmeriStar commits an act of bankruptcy, ceases doing business, or assigns all assets of AmeriStar's business, AmeriStar shall provide MIT with the first right of refusal to purchase the ILP limited rights.

5. LIMITATION OF LIABILITY. In no event shall MIT be liable for any indirect, special, consequential or incidental damages or lost profits, reimbursements or revenues arising out of or related to any failure of the ILP, or delay or other default in the performance of services under this Agreement, or the performance of breach hereof, even if MIT has been advised of the possibility thereof.

6. INDEMNITY. MIT and AmeriStar acknowledge and agree that portions of the ILP are currently not developed; AmeriStar is solely responsible and liable for delivering and maintaining proper records and MIT has no responsibility or liability in respect thereof. AmeriStar releases and discharges and shall indemnify and hold harmless MIT and its representatives from and against any and all claims actions, liabilities, damages, losses, costs and expenses including attorney's fees, costs and expenses made by persons other than AmeriStar for any matter arising out of or relating to the use of the ILP.


Any attempted transfer or assignment of this Agreement, and/or any rights of Customer hereunder without such express prior written approval by both parties shall be wholly void and without force or effect.

9. MISCELLANEOUS. This Agreement between the parties (including attachments hereto) is the sole agreement between the parties relating to the subject matter hereof and supersedes all prior agreements and representations, oral or written. This Agreement may be amended only in writing signed by both parties.
The substantive laws of the State of Nevada govern this Agreement.

10. EXECUTION. This agreement constitute the Partial Assignment Agreement. The below-signed parties hereby state that they have read the foregoing Agreement and accept it and agree to be bound by it on the date indicated.

11. AGREEMENT SUMMARY. The following scenario constitutes the end result of this agreement as it relates to intellectual property ownership percentages.

PRODUCT TYPE                            MIT %              AMERISTAR %

WLC (Wholesale LendingNetwork)          20%                   80%


Virtual Lendertrademark                 90%                   10%

Mortgagelocator.com                     80%                   20%

LoanPool.com                            80%                   20%

Dated this 15th day of March, 1999.


Mortgage Internet Technologies, Inc.         AmeriStar Network, Inc.
Date: _________________________              Date:____________________________

_________________________________            __________________________________
David R. Werner / President                  O. Russell Crandall Jr., President


                           EXHIBIT A (WLC)

PAYMENT TERMS FOR THE Intellectual Properties Partial Assignment DATED MARCH
22, 1999 BY AND BETWEEN MORTGAGE INTERNET TECHNOLOGIES, INC. (MIT) AND
AMERISTAR NETWORK, INC. (AMERISTAR) AmeriStar hereby assigns 20% interest in the Wholesale Lending Center (WLC) to MIT as outlined below:

 D.  WLC
REVENUE RIGHTS: 20% of all loan transaction fees and other fees associated with the WLC. Also, a 20% equity interest in any profits related to future sale of and or licensing of the WLC system.

This addendum will become effective immediately upon execution of this Agreement.

Dated this 15th day of March 1999.


Mortgage Internet Technologies, Inc.             AmeriStar Network, Inc.
Date: _____________________________              Date:_________________

____________________________
David R. Werner / President                  O. Russell Crandall Jr., President

LICENSE AGREEMENT

Mortgage Internet Technologies, Inc.
Wholesale Lending Center (WLC)
License Agreement

Mortgage Internet Technologies, Inc., (MIT) a corporation of the State of
Nevada (the "Company") hereby grants to AmeriStar Network, Inc.,(AmeriStar) a
Delaware corporation, this exclusive license to the following intellectual properties of MIT: (1) a 100% interest in the Wholesale Lender Center computer application (the "WLC") plug-in located within (I) the Virtual Lendertrademark
Business Development Center. This licensing agreement is subject to the terms and conditions below.

AmeriStar will maintain participate in continued development of the "WLC" system in accordance with the provisions of Paragraph 9 ("Maintenance
Agreement") hereof, under the Terms and Conditions set out below. AmeriStar agrees to pay a fee to MIT for their respective interest in the WLC under the Terms and Conditions below.

Parties to this Agreement are MIT and AmeriStar. The Intellectual properties and Documentation are collectively referred to hereinafter as the "WLC". This writing constitutes the sole and entire Agreement and arrangement between the Parties and is referred to as the "License agreement".

1. PAYMENT TERMS. The license fee for the WLC is a single payment of One
Hundred and fifty thousand dollars ($150,000.00). Terms of the payment of the license fee are outlined and attached as exhibit "B" to this agreement.

2. SITE PREPARATION. The hardware, network, operating WLC requirements and related costs are the sole obligation of AmeriStar. MIT shall provide
AmeriStar with specifications for all computer equipment required by MIT for using and developing the WLC. MIT will retain an exclusive contract with AmeriStar Network, Inc., to develop and service the technology in accordance with the provisions of Paragraph 9 ("Maintenance Agreement").

3. WLC LICENSE. MIT has developed and will continue to develop and possess all rights to the Virtual Lendertrademark System. MIT grants to AmeriStar an exclusive license to the WLC (See Addendum A for a complete description). The term is perpetual. AmeriStar acknowledges that the BDC and related materials are the property of MIT and are copyrighted works, that they include trade secrets of MIT, and that copyright or proprietary notices shall be retained in their exact form in the BDC. AmeriStar agrees to take reasonable steps to ensure that all persons (Users) having access through it to the WLC will observe AmeriStar's obligations relating to the BDC.

4. DESCRIPTION OF THE WLC. The WLC is an area that is built into the Virtual
Lender trademark Business Development Center. By entering the business development center, the loan originator may choose the "Wholesale Network" button to access a list of participating wholesale lending institutions.

Upon selecting a button, the loan originator will see the WLC options on the screen. The Loan originator currently has the following options:


5. CONTINUATION OF BUSINESS. AmeriStar agrees that if AmeriStar commits an act of bankruptcy, ceases doing business, or assigns all assets of AmeriStar's business, AmeriStar shall provide MIT with the first right of refusal to purchase the WLC license and Documentation. In the event AmeriStar sells or licenses the WLC, MIT will receive a one time license and Royalty fee of 5% of the total purchase price paid for the license fee.

6. LIMITATION OF LIABILITY. In no event shall MIT be liable for any indirect, special, consequential or incidental damages or lost profits, reimbursements or revenues arising out of or related to any failure of the WLC, or delay or other default in the performance of services under this Agreement, or the performance of breach hereof, even if MIT has been advised of the possibility thereof.
AmeriStar shall be solely responsible for the selection, use, efficiency and suitability of the WLC and its usage, and MIT shall have no liability in respect thereof.

7. INDEMNITY. MIT and AmeriStar acknowledge and agree that the WLC is currently not developed; AmeriStar is solely responsible and liable for delivering and maintaining proper records and MIT has no responsibility or liability in respect thereof. AmeriStar releases and discharges and shall indemnify and hold harmless MIT and its representatives from and against any and all claims actions, liabilities, damages, losses, costs and expenses including attorney's fees, costs and expenses made by persons other than AmeriStar for any matter arising out of or relating to AmeriStar's provision of wholesale Lending services and use of the WLC. MIT shall indemnify and hold harmless AmeriStar and its representatives from and against any and all claims actions, liabilities, damages, losses, costs and expenses including attorney's fees, costs and expenses made by persons for any matter relating to the use, possession, or licensing of the WLC arising out of or relating to MIT's infringement or unauthorized distribution, licensing or development of the WLC.

8. CUSTOMER'S REMEDIES. Except as provided in Paragraph 6, AmeriStar's remedy in respect to this Agreement, regardless of the form of action, whether in contract or tort, is limited to replacement or repair of the WLC, at the discretion of MIT. Except as provided in Paragraph 6, in no event shall MIT's liability hereunder exceed the price of the WLC to AmeriStar and or any license fees paid.

9. MAINTENANCE AGREEMENT. The Maintenance Agreement between MIT and AmeriStar embodies the following terms and conditions:

MIT will have available Technical Resource Staff responsible for hardware installation and maintenance, operating WLC and network installation, workstation configuration, and modem support according to the terms of the Maintenance agreement.

12. MISCELLANEOUS. This Agreement between the parties (including attachments hereto) is the sole agreement between the parties relating to the subject matter hereof and supersedes all prior agreements and representations, oral or written. This Agreement may be amended only in writing signed by both parties.
The substantive laws of the State of Nevada govern this Agreement.

13. EXECUTION. This agreement along with addendum "A" and exhibit "B" constitute the Licensing Agreement. The below-signed parties hereby state that they have read the foregoing Agreement and accept it and agree to be bound by it on the date indicated.

Mortgage Internet Technologies, Inc.         AmeriStar Network, Inc.
Date: _________________________               Date:___________________

_________________________________            _________________________________
David R. Werner, President                  O. Russell Crandall Jr., President

                           EXHIBIT A (WLC)

PAYMENT TERMS FOR THE LICENSE AGREEMENT DATED MARCH 11, 1999 BY AND BETWEEN
MORTGAGE INTERNET TECHNOLOGIES, INC. (MIT) AND AMERISTAR NETWORK, INC.
(AMERISTAR)

The license fee for the WLC is a single payment of One Hundred and fifty thousand dollars ($150,000.00). Payable under the following terms below.
AmeriStar has already paid MIT $31,000.00 towards the purchase of this license agreement. MIT agrees to carry the balance due to MIT of $119,000 under the following payment terms.

  5) Any prior payments made to MIT will be credited to the total pro-rata percentage of ownership and rights of this license agreement. As such, at the time of execution of this agreement, AmeriStar has paid $31,000.00 to MIT towards the purchase of this license as a result of this payment, AmeriStar currently owns 20.66 percent of the 100% interest in this WLC license agreement and are entitled to that pro-rata percentage of profits and all rights associated with this license agreement.

  6) The balance of the payment due to MIT is $119,000.00. The terms of this balance will be paid as follows and all payments will be credited pro-rata to the license. All prior and future payments will be credited to this agreement and are hereby equity interest in this agreement.

       a) AmeriStar agrees to pay MIT no less than 50% of all moneys raised through their existing fund raising efforts until the remaining balance due on this agreement is paid in full.
       b) AmeriStar will make available to MIT any financials regarding such fund raising efforts from time to time to assure MIT of their intent to fulfill their financial obligation to MIT.

      c) If the total balance is not paid in full, whatever percentage has been paid will be credited pro-rata to the balance due to MIT and deemed AmeriStar's share of this license agreement and will be subject to limitations of rights as such shared interest with MIT this addendum will become effective immediately upon execution of the License Agreement.

Dated this 11th day of March 1999.


Mortgage Internet Technologies, Inc.           AmeriStar Network, Inc.
Date: _________________________                Date:_________________

____________________________
David R. Werner / President                  O. Russell Crandall Jr., President

Maintenance Agreement to the AmeriStar License Agreement

MAINTENANCE AGREEMENT TO THE AMERISTAR LICENSE AGREEMENT
FOR DEVELOPMENT AND ONGOING MAINTENANCE OF THE WLC, VIRTUAL
LENDER, MORTGAGE
LOCATOR, LOAN
POOL.

This maintenance agreement is between AmeriStar Network, Inc. (AmeriStar) and Mortgage Internet Technologies, Inc. (MIT) It's purpose is to outline the services MIT will provide to AmeriStar for the purpose of developing the WLC, VIRTUAL LENDER, MORTGAGE LOCATOR, LOAN POOL software that AmeriStar has purchased exclusive percentage rights to in two prior agreements dated March
11, 1999 and April 5th, 1999. MIT will have an exclusive right to provide these services to AmeriStar for the duration of this agreement. The annual fee for this Maintenance Agreement is $1,500,000.00 (One Million five hundred thousand dollars) This maintenance agreement includes all phases of development costs related to the scope of the WLC, VIRTUAL LENDER, MORTGAGE LOCATOR, LOAN POOL and includes ongoing servicing costs in addition to technical support, hardware support, development support and marketing support. These fees may be adjusted through mutual agreement by both parties. The annual fee for these services have been determined according to the extent of development and servicing required by AmeriStar and MIT to operate the WLC, VIRTUAL LENDER, MORTGAGE
LOCATOR, LOAN POOL. MIT will require 1/4 of the maintenance agreement fees upon execution of this agreement and the remaining balance will be paid monthly to MIT prorated over a 12-month period. All invoices shall be due and payable in full thirty (30) days from the date such invoice is received by AmeriStar.

The Maintenance Agreement is effective for the term of this license agreement, MIT will appoint a WLC, VIRTUAL LENDER, MORTGAGE LOCATOR, LOAN POOL
Administrator responsible for WLC, VIRTUAL LENDER, MORTGAGE LOCATOR, LOAN POOL configuration. Russ Crandall will act as Liaison to MIT; The WLC, VIRTUAL
LENDER, MORTGAGE LOCATOR, LOAN POOL Administrator and/or Liaison will be available to AmeriStar and/or AmeriStar's support organization to assist in diagnosing operator errors and perform general WLC, VIRTUAL LENDER, MORTGAGE
LOCATOR, LOAN POOL maintenance. MIT will have available Technical Resource
Staff responsible for hardware installation and maintenance, operating WLC, VIRTUAL LENDER, MORTGAGE LOCATOR, LOAN POOL and network installation, workstation configuration, and modem support according to the terms of the Maintenance agreement.

MIT will make a good faith effort to respond within twenty-four (24) hours to the WLC, VIRTUAL LENDER, MORTGAGE LOCATOR, LOAN POOL support needs of AmeriStar via phone, Internet, email or modem. MIT will attempt in good faith to correct all WLC, VIRTUAL LENDER, MORTGAGE LOCATOR, LOAN POOL errors, provided that
AmeriStar and MIT can reproduce the error. Errors shall mean any substantial deviation in how the WLC, VIRTUAL LENDER, MORTGAGE LOCATOR, LOAN POOL functions when compared to the Documentation.

This Maintenance agreement is a constituent part of this WLC, VIRTUAL LENDER, MORTGAGE LOCATOR, LOAN POOL License, and is otherwise subject to the terms and conditions hereof.

This agreement will adjust annually as the development and the WLC, VIRTUAL
LENDER, MORTGAGE LOCATOR, LOAN POOL system matures. 60 days prior to the annual renewal date, AmeriStar and MIT will meet to determine the annual project needs at which time, a new annual budget will be established and agreed upon by both parties, at which time, this agreement may renew for an additional 12 months for a total of no less than 24 month (2 years).

AmeriStar is solely responsible and liable for delivering and maintaining proper records and MIT has no responsibility or liability in respect thereof.
AmeriStar releases and discharges and shall indemnify and hold harmless MIT and its representatives from and against any and all claims actions, liabilities, damages, losses, costs and expenses including attorney's fees, costs and expenses made by persons other than AmeriStar for any matter arising out of or relating to AmeriStar's provision of wholesale Lending services and use of the WLC, VIRTUAL LENDER, MORTGAGE LOCATOR, LOAN POOL, VIRTUAL LENDER, MORTGAGE
LOCATOR, LOAN POOL.

The parties herein acknowledge their full and complete understanding and agreement of the terms and conditions contained herein and represent that they have the authority to execute this agreement making the terms and conditions binding as set forth.

Dated this ________ day of ______ 1999.

Mortgage Internet Technologies, Inc.            AmeriStar Network, Inc.
By: _________________________             By:________________________

Title: ______________________             Title:


AGREEMENT OF MERGER

AGREEMENT AND PLAN OF MERGER ("this Agreement") made and entered into this 25th day of January, 2000, by and between JETCO, INC., herein sometimes referred to as "Jetco" or the "Surviving Corporation", a Delaware corporation, and AMERISTAR CORP., herein sometimes referred to as "Amstar" or the "Disappearing
Corporation", a Nevada corporation.

     WHEREAS: A. Jetco and Amstar (together sometimes referred to as the "Constituent Corporations"), desire to merger pursuant to the applicable statutes of the States of Delaware and Nevada, in accordance with the terms and conditions hereinafter set forth. The Constituent Corporations also desire that this be a reorganization free of tax and be governed by Section 368 (a) (1) (A) of the Internal Revenue Code.

            B. Jetco is duly organized and existing under the General
Corporation Law of the State of Delaware, having been incorporated on April 27, 1998.

            C. Amstar is duly organized and existing under the laws of the State of Nevada, having been incorporated on October 27, 1999.

           D. Jetco has an authorized capital stock consisting of 8,000,000 shares of preferred stock of the par value of $0.001 per share (the "Jetco
Preferred"), of which none of the shares have been issued, and 100,000,000 shares of common stock of the par value of $0.001 per share (the "Jetco
Stock"), of which 1,250,000 shares are now issued and outstanding.

      E. Amstar has an authorized capital stock consisting of 10,000 shares of common stock of the par value of $0.01 per share (the "Amstar stock"), of which 9,500 are now issued and outstanding. NOW, THEREFORE, the Constituent
Corporations do hereby agree each with the other that Amstar be merged into Jetco as the Surviving Corporation, pursuant to the applicable states of the States of Delaware and Nevada, subject to the following terms and conditions:

1. CERTIFICATE OF INCORPORATION OF THE SURVIVING CORPORATION. On the merger date, as that term is defined in Paragraph 18 below, the Certificate of Incorporation of Jetco, Inc., amended and restated in its entirety in the form set forth in Exhibit "A" hereto (which restatement shall become effective only upon consummation of the Merger) shall be the Articles of Incorporation of the Surviving Corporation. As set forth in the Certificate of Incorporation of the Surviving Corporation, the name of the Surviving Corporation shall be "InTec, Inc."

2. BYLAWS OF THE SURVIVING CORPORATION: The Bylaws of Jetco in force on the
Merger Date shall be the Bylaws of the Surviving Corporation until altered, amended or repealed.

3. DIRECTORS OF THE SURVIVING CORPORATION: Until changed, the number of persons who shall constitute the Board of Directors of the Surviving
Corporation shall be five. The names and address of the persons who shall   be
directors of the Surviving Corporation on and after the Merger Date are:

   Name                                           Address
   ----                                           ----------------
     O. Russell Crandall, Jr.                     203 South 1430 West
                                                  Hurricane, UT 84737

     William M. Noe                               138 East 94th Street
                                                  New York, NY 10128

     James R. Herbert                             5612 Wickersham Lane
                                                  Houston, TX 77056

     James F. Walters                             14724 Ventura Blvd., 2nd Fl.
                                                  Sherman Oaks, CA 91403

     David M. Barrett                             8521 Warde Terrace
                                                  Potomac, MD 20854

Each of the aforesaid shall hold such office until the Jetco annual meeting of the shareholders of the Surviving Corporation and until their respective successors shall have been duly elected and qualified.

4. OFFICERS OF THE SURVIVING CORPORATION. On the Merger Date, the following persons shall be the officers of the Surviving Corporation, whose names and address are set forth below:

Name                          Office                     Address
----                          ------                     -------
O. Russell Crandall, Jr.      Chief Executive Officer    203 South 1430 West
                                                         Hurricane, UT 84737

William M. Noe                President                  138 East 94th Street
                                                         New York, NY 10128

S. Allen Selby                Executive Vice President   1525 Merrimac Circle
                                                         Ft. Worth, TX 76107

James F. Walters              Senior Vice President -    14724 Ventura Blvd.,
                              Finance, Treasurer         2nd Fl.
                                                         Sherman Oaks, CA 91403

James R. Herbert              Senior Vice President -    5612 Wickersham Lane
                              Acquisitions               Houston, TX 77056

John H. Dunmar                Vice President -           1586 First Avenue
                              Marketing                  New York, NY 10028

Gregory J. Layton             Vice President - Business  2950 Chichester Lane
                              Development                Fairfax, VA 22031

Tracy Gnagy                   Vice President -           21 Rippling Creek
                              Administration             Sugar Land, TX 77479

Hartley J. Chazen             Secretary                  65 Perkins Road
                                                         Greenwich, CT 08630

Each of the aforesaid shall hold the office set forth after his or her respective name until a successor shall be elected or appointed in the manner provided by the Surviving Corporation's Bylaws.

5. Conversion of shares of the Constituent Corporations. The manner of converting shares of the Constituent Corporations into shares of the Surviving
Corporation shall be as follows:

(A) Each share of the Jetco Stock issued and outstanding on the Merger Date shall continue to be one share of Jetco Stock.

(B) Each share of the Amstar Stock issued and outstanding on the Merger Date shall, without any action by the holders there, be changed and converted into 2,500 Jetco Shares; provided, however, that no fractional shares of the Surviving Corporation shall be issued. In lieu thereof, the Surviving
Corporation shall round-up fractional shares to the next highest number.

(C) All outstanding warrants, option and all other outstanding rights to purchase shares of Amstar Stock shall be adjusted, pursuant to the terms contained in such option, warrant or other rights documents, for conversion to warrants, options or rights to purchase stock of the Surviving Corporation on the same ratio as provided herein for holders of the Amstar Stock.

(D) The number of Jetco Shares to be issued in exchange for shares of the Amstar Stock hereunder shall be proportionately reduced by any shares owned by Amstar shareholders who shall have timely objected to the merger (the
"Dissenting Shares") in accordance with the provisions of the laws of Nevada, which objections will be dealt with as provided in those sections.

(E) On the Merger Date, the capital of the Surviving Corporation shall be an amount equal to the aggregate par value of all of the issued shares of capital stock of the Surviving Corporation, after giving effect to the terms and provisions of this Agreement. Each certificate evidencing ownership of shares of Jetco Stock issued and outstanding on the Merger Date, or held by the Surviving Corporation in its treasury shall continue to evidence ownership of the same number of shares of Jetco Stock.

6.  EXCHANGE OF CERTIFICATES. As promptly as practicable after the Merger Date, each holder of an outstanding certificate or certificates theretofore representing Amstar Stock (other than certificates representing Dissenting
Shares) shall surrender such certificate(s) for cancellation to the party designated by the Surviving Corporation to handle such exchange (the "Exchange
Agent"),  and shall receive in exchange a certificate or certificates
representing the number of full shares of the Jetco Stock into   which the
shares of the Amstar Stock represented by the certificate or   certificates so
surrendered shall have been converted.

7. UNEXCHANGED CERTIFICATES. Until surrendered, each outstanding certificate that prior to the Merger Date represented the Amstar Stock (other than certificates representing Dissenting Shares) shall be deemed for all purposes, other than the payment of dividends or other distributions, to evidence ownership of the number of shares of Amstar Stock into which it 2 was converted. No dividend or other distribution payable to holders of the Surviving Corporation common stock as of any date subsequent to the Merger
Date shall be paid to the holders of outstanding certificates of the Amstar
Stock; provided, however, that upon surrender and exchange of such outstanding certificates (other than certificates representing Dissenting
Shares), there shall be paid to the record holders of the certificates issued in exchange therefor the amount, without interest thereon, of dividends and other distributions that would have been payable subsequent to the Merger Date with respect to the shares of Jetco Stock represented thereby.

8. EFFECT OF THE MERGER. On the Merger Date, the separate existence of the
Disappearing Corporation shall cease (except insofar as continued by statute), and it shall be merged with and into the Surviving Corporation. All the property, real, personal, and mixed, of each of the Constituent Corporations, and all debts due to either of them, shall be transferred to and vested in the Surviving Corporation, without further act or deed. The Surviving Corporation shall thenceforth be responsible and liable for all the liabilities and obligations, including liabilities to holders of Dissenting Shares, of each of the Constituent Corporations, and any claim or judgment against either of the Constituent Corporations may be enforced against the Surviving Corporation.

9. APPROVAL OF SHAREHOLDERS. This Agreement shall be adopted by the shareholders of the Constituent Corporations at meetings of such shareholders called for that purpose or by written consent pursuant to the laws applicable thereto. There shall be required for the adoption of this Agreement the affirmative vote of the holders of at least a majority of the holders of all the shares of the common stock issued and outstanding and entitled to vote for each of the Constituent Corporations.

10. Representations and Warranties of Jetco. Jetco represents and warrants to Amstar that:

(A) Corporate Organization and Good Standing. Jetco is a corporation duly organized, validly existing, and in good standing under the laws of the State of Delawareand is qualified to do business as a foreign corporation in eachjurisdiction,if any, in which its property or business requires such qualification. Jetco does not have any subsidiaries nor any direct or indirect interest in any corporation, firm or unincorporated association. (

B) Capitalization. Jetco's authorized capital stock consists of 8,000,000 shares of preferred stock,$0.001 par value, of which none of the shares have beenissued,and100,000,000shares of common stock,$.001 par value,of which1,250,000sharesare issued and outstanding.

(C) Issued Stock.All the outstanding shares of the Jetco Stock are duly authorized and validly issued, fully paid and nonassessable. (D) Corporate
Authority. Jetco has all requisite corporate power and authority to own, operate and lease its properties, to carry on its business as it is now being conducted and to execute, deliver, perform and conclude the transactions contemplated by this Agreement and all other agreements and instruments related to this Agreement.

(E) Authorization. Execution of this Agreement has been duly  authorized and
approved by Jetco's board of directors.   (F) Financial Statements. Jetco's
balance sheet and the related  statements of income and retained earnings for and as at the periods  ended August 31, 1999, and December 31, 1999 (the "Jetco
Financial  Statements"), audited by Weinberg & Co., PA (Jetco's accountant), annexed hereto as Exhibit B fairly present the financial condition of  Jetco as of the dates thereof and the results of operations for the  periods then ended all conformity with generally accepted accounting  principles consistently applied.

(G) Title. Jetco has good and marketable title to all the real property and good and valid title to all other property included in the Jetco Financial
Statements. Except as set out in the balance sheets thereof, the properties of Jetco are not subject to any mortgage, encumbrance, or lien of any kind except minor encumbrances that do not materially interfere with the use of the property in the conduct of the business of Jetco.

(H) Absence of Undisclosed Liabilities. Except to the extent reflected or reserved in the Jetco Financial Statements, Jetco did not have at that date any liabilities or obligations (secured, unsecured, contingent, or otherwise) or any liability or obligation for taxes, federal, state or foreign.

(I) No Material Changes. There has been no material adverse change in the business, properties, or condition, financial or otherwise, of Jetco since the date of the Jetco Financial Statements.

(J) Litigation. There is not, to the knowledge of Jetco, any pending, threatened, or existing litigation, bankruptcy, criminal, civil, or regulatory proceeding or investigation, threatened or contemplated against Jetco or against any of its officers.

(K) Contracts. Except for a one-year employment agreement between Jetco and James F. Walters (the "Walters Agreement") for his services as the chief financial officer of the surviving corporation, Jetco is not a party to any contract that is to be performed in whole or in part at or after the date of this Agreement.

(L) Tax Returns. All federal, state, county, municipal, local, foreign and other taxes and assessments, including any and all interest, penalties and additions imposed with respect to such amounts, have been properly prepared and filed by Jetco for all years to and including the taxable year ending December
31, 1998. The provisions for federal and state taxes reflected in the Jetco
Financial Statements are adequate to cover any such taxes that may be assessed against Jetco in respect of its business and its operations during the periods covered by the Jetco Financial Statements and all prior periods.

(M) No Violation. Consummation of the merger will not constitute or result in a breach or default under any provision of any charter, bylaw, indenture, mortgage, lease, or agreement, or any order, judgment, decree, law, or regulation to which any property of Jetco is subject or by which Jetco is bound.

(N) Reporting Company. Jetco has filed with the Securities and Exchange
Commission ("SEC") a registration statement on Form 10 which was became effective pursuant to the Securities Exchange Act of 1934 and is a reporting company pursuant to ss.12 thereunder.

(O) Reporting Company Status. Jetco has timely filed and is current on all reports required to be filed by it pursuant to ss.12(g) of the Securities
Exchange Act of 1934, and until the Merger Date, shall continue to file all such reports when each shall become due.

11. REPRESENTATIONS AND WARRANTIES OF AMSTAR. Amstar represents and warrants to
 Jetco that:

(A) Corporate Organization and Good Standing. Amstar is a corporation duly organized, validly existing, and in good standing under the laws of the State of Nevada and is qualified to do business as a foreign corporation in each jurisdiction, if any, in which its property or business requires such qualification. Amstar has no subsidiaries, nor any direct or indirect interest in any other corporation, firm or other unincorporated entity.

(B) Capitalization. Amstar's authorized capital stock consists of 10,000 shares of common stock, $0.01 par value, of which 9,500 shares are issued and outstanding.

 (C) Stock Rights. Except as set forth in Exhibit C hereto, there are no stock grants, options, rights, warrants or other rights to purchase or obtain shares of the Amstar Stock issued or committed to be issued.

 (D) Issued Stock. All the outstanding shares of Amstar Stock were duly authorized and are validly issued, fully paid and non-assessable.
 (E) Corporate Authority. Amstar has all requisite corporate power and authority to own, operate and lease its properties, to carry on its business as it is now being conducted and to execute, deliver, perform and conclude the transactions contemplated by this Agreement and all other agreements and instruments related to this Agreement.

 (F) Authorization. Execution of this Agreement has been duly authorized and approved by Amstar's board of directors.

 (G) Financial Statement. Amstar has not conducted any business activities except to issue shares of the Amstar Stock and to enter into a Loan Agreement and a Subscription Agreement with [Investor] (the "[Investor] Agreements"), true copies of which has been delivered to Jetco. Within thirty (30) days of the Merger Date, Amstar will have prepared audited financial statements as at and for the period December 31, 1999 (the "Amstar Financial Statement"). The
Amstar Financial Statement will fairly present the financial condition of Amstar as of December 31, 1999 and the results of its operations for the periods then ended all in conformity with generally accepted accounting principles consistently applied.

 (H) Absence of Undisclosed Liabilities. Except to the extent reflected or reserved against in the Amstar Financial Statement, Amstar did not have at that date any liabilities or obligations (secured, unsecured, contingent, or otherwise) of a nature customarily reflected in a corporate balance sheet prepared in accordance with generally accepted accounting principles. (I) No
Material Changes. There has been no material adverse change in the business, properties, or financial condition of Amstar since the date of the Amstar
Financial Statement.

 (J) Litigation. There is not, to the knowledge of Amstar, any pending, threatened, or existing litigation, bankruptcy, criminal, civil, or regulatory proceeding or investigation, threatened or contemplated against Amstar or against any of its officers. (K) Contracts. Except for the [Investor]
Agreements, Amstar is not a party to any material contract not in the ordinary course of business that is to be performed in whole or in part at or after the date of this Agreement.

 (L) Title. Amstar has good and marketable title to all the real property and good and valid title to all other property included in the Amstar Financial
Statement. Except as set out in the balance sheet thereof, the properties of Amstar are not subject to any mortgage, encumbrance, or lien of any kind except as disclosed in the Amstar Financial Statement.

 (M) Tax Returns. Amstar has not filed and is now not required to file any federal, state or local tax returns. The provisions for federal and state taxes reflected in the Amstar Financial Statement will be adequate to cover all such taxes that may be assessed against Amstar in respect of its business and its operations during the period covered by the Amstar Financial Statement and all prior periods. (N) No Violation. Consummation of the merger will not constitute or result in a breach or default under any provision of any charter, bylaw, indenture, mortgage, lease, or agreement, or any order, judgment, decree, law, or regulation to which any property of Amstar is subject or by which Amstar is bound.

12. Binding Nature of Certain Contracts. Jetco and Amstar agree that the
[Investor] Agreements and the Walters Agreement shall survive the merger and shall be carried out by the Surviving Corporation in accordance with the terms and tenor of each said contract.

13. Conduct of Jetco Pending the Merger Date. Jetco covenants and agrees with
Amstar that between the date of this Agreement and the Merger Date: (A) No change will be made in Jetco's articles of incorporation or bylaws.

 (B) Jetco will not make any change in its authorized or issued capital stock, declare or pay any dividend or other distribution or issue, encumber, purchase, or otherwise acquire any of its capital stock other than as provided herein.

 (C) Jetco will submit this Agreement for its shareholders' approval with a favorable recommendation by its board of directors and will use its best efforts to obtain the requisite shareholder approval.

 (D) Jetco will use its best efforts to maintain and preserve its business organization, employee relationships, and goodwill intact, and will not enter into any material commitment except in the ordinary course of its business which commitment can be canceled without penalty on not more than 30 days' notice.

14. Conduct of Amstar Pending the Merger Date Amstar covenants to and agrees
with Jetco that between the date of this Agreement and the Merger Date:     (A)
No change will be made in Amstar's certificate of incorporation or bylaws.

        (B) Amstar will not make any change in its authorized or issued capital stock, declare or pay any dividend or other distribution or issue, encumber, purchase, or otherwise acquire any of its capital stock otherwise than as provided herein.

        (C) Amstar will submit this Agreement for its shareholders'
approval with a favorable recommendation by its board of directors and
will use its best efforts to obtain the requisite shareholder      approval.

        (D) Amstar will use its best efforts to maintain and preserve its business organization, employee relationships, and goodwill intact, and will not enter into any material commitment except in the ordinary course of business.

15. CONDITIONS  PRECEDENT TO OBLIGATION OF JETCO. Jetco's obligation to consummate this merger shall be subject to fulfillment on or before the
Merger Date of each of the following conditions, unless waived in writing   by
Jetco:

        (A) Amstar's Representations and Warranties. The representations and warranties of Amstar set forth herein shall be true and correct at the Merger Date as though made at and as of that date, except as affected by transactions contemplated hereby.

         (B) Amstar's Covenants. Amstar shall have performed all covenants
required by this Agreement to be performed by it on or before the      Merger
Date.
        (C) Shareholder Approval. This Agreement shall have been approved by the required number of shareholders of Jetco.

        (D) Amstar Financial Statements. Amstar shall have delivered the
     Amstar Financial Statements.

        (E) Supporting Documents of Amstar. Amstar shall have delivered      to
Jetco supporting documents in form and substance satisfactory to      Jetco, to
the effect that:

          (i) Amstar is a corporation duly organized, validly existing, and in good standing;

          (ii) Amstar's authorized and issued capital stock is as set forth herein; and

          (iii) The execution and consummation of this Agreement have been duly authorized and approved by Amstar's board of directors.
16. CONDITIONS PRECEDENT TO OBLIGATION OF AMSTAR. Amstar's obligation to consummate this merger shall be subject to fulfillment on or before the
Merger Date of each of the following conditions, unless waived in writing   by
Amstar:

        (A) Jetco's Representations and Warranties. The representations and warranties of Jetco set forth herein shall be true and correct at the Merger
Date as though made at and as of that date, except as affected by transactions contemplated hereby and shall be applicable to the Jetco's financial statements referred to in subparagraph (C) hereof.

 (A) Jetco's Covenants. Jetco shall have performed all covenants and agreements required by this Agreement to be performed by it on or before the Merger Date.

 (B) Shareholder Approval. This Agreement shall have been approved by the required number of shareholders of Amstar. (C) Financial Statements; SEC
Reports. Jetco shall have delivered to Amstar:

 (i) the financial statements of Jetco as at and for the period ended December
31, 1999, certified by Jetco's accountants; and

 (ii) a true copy of each report filed or required to be filed by Jetco with the SEC.

 (D) Supporting Documents of Jetco. Jetco shall have delivered to Amstar supporting documents in form and substance satisfactory to Amstar to the effect that:

 (i) Jetco is a corporation duly organized, validly existing, and in good standing;

 (ii) Jetco's authorized and issued capital stock is as set forth herein; and

   (iii) The execution and consummation of this Agreement have been duly authorized and approved by Jetco's board of directors. 17. ACCESS. From the date hereof to the Merger Date, Amstar and Jetco shall provide each other with such information and permit each other's officers and representatives such access to its properties and books and records as the other may from time to time reasonably request. If the merger is not consummated, all documents received in connection with this Agreement shall be returned to the party furnishing such documents, and all information so received shall be treated as confidential.
18. MERGER DATE. The Merger shall become effective (the "Merger Date") on
January 25, 2000.

19. TIME OF FILINGS. The Certificate of Merger shall be filed with the
Secretary of State of Delaware upon the approval of this Agreement by the shareholders of the Constituent Corporations and the fulfillment or waiver of the terms and conditions herein.

20. CLOSING. The transfers and deliveries to be made pursuant to this Agreement
(the "Closing") shall be made by and take place at the offices of the Exchange
Agent or such place agreed upon by Jetco and Amstar without requiring the meeting of the parties hereof. All proceedings to be taken and all documents to be executed at the Closing shall be deemed to have been taken, delivered and executed simultaneously, and no proceeding shall be deemed taken nor documents deemed executed or delivered until all have been taken, delivered and executed.

 Any copy, facsimile telecommunication or other reliable reproduction of the writing or transmission required by this Agreement or any signature required thereon may be used in lieu of an original writing or transmission or signature for any and all purposes for which the original could be used, provided that such copy, facsimile telecommunication or other reproduction shall be a complete reproduction of the entire original writing or transmission or original signature.

21. Amstar's Closing Documents. At the Closing, Amstar shall deliver to the
Exchange Agent in satisfactory form, if not already delivered to Surviving
Corporation:

  (A) A list of the holders of the shares of the Amstar Stock being exchanged with an itemization of the number of shares held by each, the address of each holder, and the aggregate number of shares of Jetco Stock to be issued to each such holder.

  (B) Evidence of the consent of shareholders of Amstar to this  Agreement.

  (C) Certificate of the Secretary of State of Nevada as of a recent date as to Amstar's good standing.

  (D) Certified copies of the resolutions of Amstar's board of directors authorizing the execution of this Agreement and the consummation of the Merger.

  (E) Secretary's certificate of incumbency of Amstar's officers and directors.

  (F) Any document as may be specified herein or required to satisfy the conditions, representations and warranties enumerated elsewhere herein.

22. JETCO'S CLOSING DOCUMENTS. At the Closing, Jetco shall deliver to the
Exchange Agent in satisfactory form, if not already delivered to Amstar   (A) A
list of Jetco's shareholders of record, including, wherever
  available, addresses and telephone numbers.
  (B) Evidence of the consent of Jetco's shareholders to this Agreement.

  (C) Certificate of the Secretary of State of Delaware as of a recent date as to the good standing of Jetco.

  (D) Certified copies of the resolutions of Jetco's board of directors authorizing the execution of this Agreement and the consummation of the merger.

  (E) Secretary's certificate of incumbency of Jetco's officers and directors.

  (F) The opinion of counsel for Jetco to the effect that:

   (i) based upon such examination as such counsel shall state, such counsel has no knowledge that the representations and warranties made by Jetco herein are incorrect or fail to state a material fact necessary in order to make such statement correct and not misleading;

 (ii) the merger is effective and Jetco is the surviving corporation; and
 (iii) all shares of the Jetco Stock issued and outstanding following the merger have been duly authorized and are fully paid and non-assessable under applicable Delaware law.

 (G) Any document as may be specified herein or required to satisfy the conditions, representations and warranties enumerated elsewhere herein.

23. SURVIVAL OF REPRESENTATIONS AND WARRANTIES. The representations and warranties of the Constituent Corporations set out herein shall survive the Merger Date.

24. TERMINATION. Unless the Merger Date shall have occurred prior to March 31,
2000, and unless such date has been extended by a writing signed by each party, this Agreement and the obligations of the parties hereto shall be void, and each of the parties shall pay for all of the costs and expenses incurred by such party in the negotiation and consummation of this Agreement and the transactions herein contemplated.

25. ARBITRATION

 (A) Scope and Situs. The parties hereby agree that any and all claims (except only for requests for injunctive or other equitable relief) whether existing now, in the past or in the future as to which the parties or any affiliates may be adverse parties, and whether arising out of this agreement or from any other cause, will be resolved by arbitration before the American Arbitration
Association in the State of California. Any award in arbitration may be entered in any domestic or foreign court having jurisdiction over the enforcement of such awards

  (B) Applicable Law. The law applicable to the arbitration and this agreement shall be that of the State of Delaware, determined without regard to its provisions which would otherwise apply to a question of conflict of laws. Any dispute as to the applicable law shall be decided by the arbitrator. (C)
Disclosure and Discovery. The arbitrator may, in its discretion, allow the parties to make reasonable disclosure and discovery in regard to any matters which are the subject of the arbitration and to compel compliance with such disclosure and discovery order. The arbitrator may order the parties to comply with all or any of the disclosure and discovery provisions of the Federal Rules of Civil Procedure, as they then exist, as may be modified by the arbitrator consistent with the desire to simplify the conduct and minimize the expense of the arbitration.
 (D) Application of Governing Law. Regardless of any practices of arbitration to the contrary, the arbitrator will apply the rules of contract and other law of the jurisdiction whose law applies to the arbitration so that the decision of the arbitrator will be, as much as possible, the same as if the dispute had been determined by a court of competent jurisdiction.

 (E) Finality and Fees. Any award or decision by the American Arbitration
Association shall be final, binding and non-appealable except as to errors of law. Each party to the arbitration shall pay its own costs and counsel fees.

 (F) Measure of Damages. In any adverse action, the parties shall restrict themselves to claims for compensatory damages and no claims shall be made by any party or affiliate for lost profits, punitive or multiple damages.

 (G) No Suit. It is the intention of the parties and their affiliates that all disputes of any nature between them, whenever arising, from whatever cause, based on whatever law, rule or regulation, whether statutory or common law, and however characterized, be decided by arbitration as provided herein and that no party or affiliate be required to litigate in any other forum any disputes or other matters except for requests for injunctive or equitable relief. This
Agreement shall be interpreted in conformance with this stated intent of the parties and their affiliates.
26. General Provisions (A) Further Assurances. From time to time, each party will execute such additional instruments and take such actions as may be reasonably required to carry out the intent and purposes of this Agreement.
 (B) Waiver. Any failure on the part of either party hereto to comply with any of its obligations, agreements, or conditions hereunder may be waived in writing by the party to whom such compliance is owed.

 (C) Brokers. Each party agrees to indemnify and hold harmless the other party against any fee, loss, or expense arising out of claims by brokers or finders employed or alleged to have been employed by the indemnifying party; provided, however, that any claim made to a party shall be promptly conveyed by notice to the other and the party against whom the claim is made shall have the right to defend the claim and any action arising therefrom, at its own expense and by counsel selected by it.

 (D) Notices. All notices and other communications hereunder shall be in writing and shall be deemed to have been given if delivered in person or sent by prepaid first class certified mail, return receipt requested, or recognized commercial courier service, as follows:

 If to Jetco:
 Jetco, Inc.
 860 Via de la Paz, Suite E-1
 Pacific Palisades, CA 90272

 If to Amstar, to:
 AmeriStar Corp.
 c/o AmeriStar Network, Inc.
 321 North Mall Drive, Suite K-102
 St. George, UT 84790

 (D) Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Delaware for agreements entered into and intended to be carried out entirely in Delaware.

27. Assignment. This Agreement shall inure to the benefit of, and be binding upon, the parties hereto and their successors and assigns; provided, however, that any assignment by either party of its rights under this Agreement without the written consent of the other party shall be void.

28. Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. Signatures sent by facsimile transmission shall be deemed to be evidence of the original execution thereof.

 IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

                                         JETCO, INC.

                                         /s/ George A. Todt
                                        -------------------------------
                                        By: George A. Todt, President

                                       AMERISTAR CORP.

                                        /s/ O. Russell Crandall, Jr.
                                        -------------------------------
                                        By: O. Russell Crandall, Jr.
                                        Chairman of the Board & CEO


EXHIBI>10(d)
CERTIFICATE OF INCORPORATION(AMENDED AND RESTATED)
STATE OF DELAWARE
SECRETARY OF STATE
DIVISION OF CORPORATIONS
FILED 09:00 AM  02/01/2000
  001051315 - 2888886


                AMENDED AND RESTATED CERTIFICATE OF INCORPORATION

                                       of

                                  JETCO, INC.

         Pursuant to Sections 242 and 245 of the General Corporation Law
                            of the State of Delaware


    Jetco, Inc. was incorporated on April 27, 1998.


   FIRST: The name of the corporation is InTechnologies, Inc.

 SECOND: The address of the registered office of the Corporation in the State of Delaware is 686 North Dupont Boulevard #302, Milford DE 19963 Kent County.
The name of the registered agent of the Corporation at that address is Corporate Creations Enterprises, Inc.

 THIRD: The purpose of the Corporation is to engage in any lawful act or activity for which corporations may be organized under the General Corporation
Law of the State of Delaware (the "Delaware General Corporation Law").

 FOURTH: (a) Capital Stock: The number of shares of capital stock that the Corporation is authorized to have at any one time is one hundred eight million
(108,000,000) shares, consisting of: (i) one hundred million (100,000,000) shares of Common Stock, par value $0.001 per share (the "Common Stock") and
(ii) eight million (8,000,000) shares of Preferred Stock, par value $0.001 per share (the "Preferred Stock").

 (b) Preferred Stock: Authority is hereby expressly vested in the Board of Directors of the Corporation, subject to the provisions of this ARTICLE FOURTH and to the limitations prescribed by law, to authorize the issuance from time to time of one or more series of Preferred Stock. The authority of the Board of Directors with respect to each series shall include, but not be limited to, the determination or fixing of the following by resolution or resolutions adopted by the affirmative vote of a majority of the total number of the Directors then in office:

 (i) The designation of such series;

 (ii) The dividend rate of such series, the conditions and dates upon which such dividends shall be payable, the relation which such dividends shall bear to the dividends payable on any other class or classes or series of the Corporation's capital stock and whether such dividends shall be cumulative or non-cumulative;

 (iii) Whether the shares of such series shall be subject to redemption for cash, property or rights, including securities of any other corporation, by the Corporation or upon the happening of a specified event and, if made subject to any such redemption, the times or events, prices, rates, adjustments and other terms and conditions of such redemptions;

 (iv) The terms and amount of any sinking fund provided for the purchase or redemption of the shares of such series;
 (v) Whether or not the shares of such series shall be convertible into, or exchangeable for, at the option of either the holder or the Corporation or upon the happening of a specified event, shares of any other class or classes or of any other series of the same class of the Corporation's capital stock and, if provision be made for conversion or exchange, the times or events, prices, rates, adjustments and other terms and conditions of such conversions or exchanges;

 (vi) The restrictions, if any, on the issue or reissue of any additional
Preferred Stock;

 (vii) The rights of the holders of the shares of such series upon the voluntary or involuntary liquidation, dissolution or winding up of the Corporation; and

 (viii) The provisions as to voting, optional and/or other special rights and preferences, if any, including, without limitation, the right to elect one or more Directors.

 (c) Common Stock: Except as otherwise provided by the Delaware General
Corporation Law or this Restated Certificate of Incorporation, the holders of Common Stock (i) subject to the rights of holders of any series of Preferred
Stock, shall share ratably in all dividends payable in cash, stock or otherwise and other distributions, whether in respect of liquidation or dissolution
(voluntary or involuntary) or otherwise and (ii) are subject to all the powers, rights, privileges, preferences and priorities of any series of Preferred Stock as provided herein or in any resolution or resolutions adopted by the Board of Directors pursuant to authority expressly vested in it by the provisions of Section (c) of this ARTICLE FOURTH.

 (i) The Common Stock shall not be convertible into, or exchangeable for, shares of any other class or classes or of any other series of the same class of the Corporation's capital stock.

 (ii) No holder of Common Stock shall have any preemptive, subscription, redemption, conversion or sinking fund rights with respect to the Common Stock, or to any obligations convertible (directly or indirectly) into stock of the Corporation whether now or hereafter authorized.

 (iii) Except as otherwise provided by the Delaware General Corporation Law or this Certificate, and subject to the rights of holders of any series of Preferred Stock, all of the voting power of the stockholders of the Corporation shall be vested in the holders of the Common Stock, and each holder of Common
Stock shall have one vote for each share held by such holder on all matters voted upon by the stockholders of the Corporation.

 FIFTH: The Corporation is to have perpetual existence.

 SIXTH: In furtherance and not in limitation of the powers conferred by the Delaware General Corporation Law, the Board of Directors of the Corporation is expressly authorized to make, alter, amend, change, add to or repeal the By-laws of the Corporation by the affirmative vote of a majority of the total number of Directors then in office. Any alteration or repeal of the By-laws of the Corporation by the stockholders of the Corporation shall require the affirmative vote of at least a majority of the voting power of the then outstanding shares of capital stock of the Corporation entitled to vote on such alteration or repeal, subject to ARTICLE NINTH hereof and applicable provisions of the Corporation's By-laws.

 SEVENTH: (a) Stockholder Action. Election of Directors need not be by written ballot unless the By-laws of the Corporation so provide. Subject to any rights of holders of any series of Preferred Stock, from and after the date on which the Common Stock of the Corporation is registered pursuant to the Exchange Act,
(i) any action required or permitted to be taken by the stockholders of the Corporation must be effected at an annual or special meeting of stockholders of the Corporation and may not be effected in lieu thereof by any consent in writing by such stockholders, (ii) special meetings of stockholders of the Corporation may be called only by either the Board of Directors pursuant to a resolution adopted by the affirmative vote of the majority of the total number of Directors then in office or by the chief executive officer of the Corporation, and (iii) advance notice of stockholder nominations of persons for election to the Board of Directors of the Corporation and of business to be brought before any annual meeting of the stockholders by the stockholders of the Corporation shall be given in the manner provided in the By-laws of the Corporation.

 (b) Number of Directors and Term of Office. Subject to any rights of holders of any series of Preferred Stock to elect additional Directors under specified circumstances, the number of Directors which shall constitute the Board of Directors of the Corporation shall be fixed from time to time in the manner set forth in the By-laws of the Corporation.

 (c) Removal and Resignation. No Director may be removed from office without cause and without the affirmative vote of the holders of a majority of the voting power of the then outstanding shares of capital stock of the Corporation entitled to vote generally in the election of Directors voting together as a single class; provided, however, that if the holders of any class or series of capital stock are entitled by the provisions of this Certificate (it being understood that any references to this Certificate shall include any duly authorized certificate of designation) to elect one or more Directors, such Director or Directors so elected may be removed without cause only by the vote of the holders of a majority of the outstanding shares of that class or series entitled to vote. Any Director may resign at any time upon written notice to the Corporation.

 (d) Vacancies and Newly Created Directorships. Subject to any rights of holders of any series of Preferred Stock to fill such newly created
Directorships or vacancies, any newly created Directorships resulting from any increase in the authorized number of Directors and any vacancies in the Board of Directors resulting from death, resignation, disqualification or removal from office for cause shall, unless otherwise provided by law or by resolution approved by the affirmative vote of a majority of the total number of Directors then in office, be filled only by resolution approved by the affirmative vote of a majority of the total number of Directors then in office. Any Director so chosen shall hold office until the next election of the class for which such Director shall have been chosen, and until his successor shall have been duly elected and qualified, unless he shall resign, die, become disqualified or be removed for cause.

 EIGHTH: (a) Dividends. The Board of Directors shall have authority from time to time to set apart out of any assets of the Corporation otherwise available for dividends a reserve or reserves as working capital or for any other purpose or purposes, and to abolish or add to any such reserve or reserves from time to time as said Board may deem to be in the interest of the Corporation; and said
Board shall likewise have power to determine in its discretion, except as herein otherwise provided, what part of the assets of the Corporation available for dividends in excess of such reserve or reserves shall be declared in dividends and paid to the stockholders of the Corporation.

 (b) Issuance of Stock. The shares of all classes of stock of the Corporation may be issued by the Corporation from time to time for such consideration as from time to time may be fixed by the Board of Directors of the Corporation, provided that shares of stock having a par value shall not be issued for a consideration less than such par value, as determined by the Board. At any time, or from time to time, the Corporation may grant rights or options to purchase from the Corporation any shares of its stock of any class or classes to run for such period of time, for such consideration, upon such terms and conditions, and in such form as the Board of Directors may determine. The Board of Directors shall have authority, as provided by law, to determine that only a part of the consideration which shall be received by the Corporation for the shares of its stock which it shall issue from time to time, shall be capital;
provided, however, that, if all the shares issued shall be shares having a par value, the amount of the part of such consideration so determined to be capital shall be equal to the aggregate par value of such shares. The excess, if any, at any time, of the total net assets of the Corporation over the amount so determined to be capital, as aforesaid, shall be surplus. All classes of stock of the Corporation shall be and remain at all times nonassessable.

 The Board of Directors is hereby expressly authorized, in its discretion, in connection with the issuance of any obligations or stock of the Corporation
(but without intending hereby to limit its general power so to do in other cases), to grant rights or options to purchase stock of the Corporation of any class upon such terms and during such period as the Board of Directors shall determine, and to cause such rights to be evidenced by such warrants or other instruments as it may deem advisable.

 (c) Inspection of Books and Records. The Board of Directors shall have power from time to time to determine to what extent and at what times and places and under what conditions and regulations the accounts and books of the Corporation, or any of them, shall be open to the inspection of the stockholders; and no stockholder shall have any right to inspect any account or book or document of the Corporation, except as conferred by the laws of the State of Delaware, unless and until authorized so to do by resolution of the Board of Directors or of the stockholders of the Corporation.

 (d) Location of Meetings, Books and Records. Except as otherwise provided in the By-laws, the stockholders of the Corporation and the Board of Directors may hold their meetings and have an office or offices outside of the State of Delaware and, subject to the provisions of the laws of said State, may keep the books of the Corporation outside of said State at such places as may, from time to time, be designated by the Board of Directors.

 NINTH: The Corporation reserves the right to amend, alter, change or repeal any provision contained in this Certificate in the manner now or hereinafter prescribed herein and by the laws of the State of Delaware, and all rights conferred upon stockholders herein are granted subject to this reservation.
Notwithstanding anything contained in this Certificate to the contrary, Sections (a), (c) and (d) of ARTICLE FOURTH, ARTICLE TENTH, ARTICLE SEVENTH, and this ARTICLE NINTH of this Certificate shall not be altered, amended or repealed and no provision inconsistent therewith shall be adopted without the affirmative vote of the holders of at least a majority of the voting power of the then outstanding shares of capital stock of the Corporation entitled to vote on such alteration, amendment or repeal, voting together as a single class.

 TENTH: (a) Limitation of Liability.

 (i) To the fullest extent permitted by the Delaware General Corporation Law as it now exists or may hereafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Corporation to provide broader indemnification rights than permitted prior thereto), and except as otherwise provided in the Corporation's By-laws, no Director of the Corporation shall be liable to the Corporation or its stockholders for monetary damages arising from a breach of fiduciary duty owed to the Corporation or its stockholders.

 (ii) Any repeal or modification of the foregoing paragraph by the stockholders of the Corporation shall not adversely affect any right or protection of a Director of the Corporation existing at the time of such repeal or modification.

 (b) Right to Indemnification. Each person who was or is made a party or is threatened to be made a party to or is otherwise involved (including involvement as a witness) in any action, suit or proceeding, whether civil, criminal, administrative or investigative (a "proceeding"), by reason of the fact that he or she is or was a Director or officer of the Corporation or, while a Director or officer of the Corporation, is or was serving at the request of the Corporation as a Director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to an employee benefit plan (an "indemnitee"), whether the basis of such proceeding is alleged action in an official capacity as a Director or officer or in any other capacity while serving as a Director or officer, shall be indemnified and held harmless by the Corporation to the fullest extent authorized by the Delaware General Corporation Law, as the same exists or may hereafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Corporation to provide broader indemnification rights than permitted prior thereto), against all expense, liability and loss (including attorneys' fees, judgments, fines, excise taxes or penalties and amounts paid in settlement) reasonably incurred or suffered by such indemnitee in connection therewith and such indemnification shall continue as to an indemnitee who has ceased to be a Director, officer, employee or agent and shall inure to the benefit of the indemnitee's heirs, executors and administrators; provided, however, that, except as provided in Section (c) of this ARTICLE TENTH with respect to proceedings to enforce rights to indemnification, the Corporation shall indemnify any such indemnitee in connection with a proceeding (or part thereof) initiated by such indemnitee only if such proceeding (or part thereof) was authorized by the Board of Directors of the Corporation. The right to indemnification conferred in this Section (b) of this ARTICLE TENTH shall be a contract right and shall include the obligation of the Corporation to pay the expenses incurred in defending any such proceeding in advance of its final disposition (an "advance of expenses");
provided, however, that, if and to the extent that the Delaware General
Corporation Law requires, an advance of expenses incurred by an indemnitee in his or her capacity as a Director or officer (and not in any other capacity in which service was or is rendered by such indemnitee, including, without limitation, service to an employee benefit plan) shall be made only upon delivery to the Corporation of an undertaking (an "undertaking"), by or on behalf of such indemnitee, to repay all amounts so advanced if it shall ultimately be determined by final judicial decision from which there is no further right to appeal (a "final adjudication") that such indemnitee is not entitled to be indemnified for such expenses under this Section (b) or otherwise. The Corporation may, by action of its Board of Directors, provide indemnification to employees and agents of the Corporation with the same or lesser scope and effect as the foregoing indemnification of Directors and officers.

 (c) Procedure for Indemnification. Any indemnification of a Director or officer of the Corporation or advance of expenses under Section (b) of this ARTICLE TENTH shall be made promptly, and in any event within forty-five (45) days (or, in the case of an advance of expenses, twenty (20) days), upon the written request of the Director or officer. If a determination by the Corporation that the Director or officer is entitled to indemnification pursuant to this ARTICLE TENTH is required, and the Corporation fails to respond within sixty (60) days to a written request for indemnity, the Corporation shall be deemed to have approved the request. If the Corporation denies a written request for indemnification or advance of expenses, in whole or in part, or if payment in full pursuant to such request is not made within forty-five (45) days (or, in the case of an advance of expenses, twenty (20) days), the right to indemnification or advances as granted by this ARTICLE
TENTH shall be enforceable by the Director or officer in any court of competent jurisdiction. Such person's costs and expenses incurred in connection with successfully establishing his or her right to indemnification, in whole or in part, in any such action shall also be indemnified by the Corporation. It shall be a defense to any such action (other than an action brought to enforce a claim for the advance of expenses where the undertaking required pursuant to Section (b) of this ARTICLE TENTH, if any, has been tendered to the Corporation) that the claimant has not met the standards of conduct which make it permissible under the Delaware General Corporation Law for the Corporation to indemnify the claimant for the amount claimed, but the burden of such defense shall be on the Corporation. Neither the failure of the Corporation
(including its Board of Directors, independent legal counsel or its stockholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he or she has met the applicable standard of conduct set forth in the Delaware General Corporation Law, nor an actual determination by the Corporation (including its Board of Directors, independent legal counsel or its stockholders) that the claimant has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct. The procedure for indemnification of other employees and agents for whom indemnification is provided pursuant to Section (b) of this ARTICLE TENTH shall be the same procedure set forth in this Section (c) for Directors or officers, unless otherwise set forth in the action of the Board of Directors providing indemnification for such employee or agent.
 (d) Insurance. The Corporation may purchase and maintain insurance on its own behalf and on behalf of any person who is or was a Director, officer, employee or agent of the Corporation or was serving at the request of the Corporation as a Director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any expense, liability or loss asserted against him or her and incurred by him or her in any such capacity, whether or not the Corporation would have the power to indemnify such person against such expense, liability or loss under the Delaware General Corporation
Law.

 (e) Service for Subsidiaries. Any person serving as a Director, officer, employee or agent of another corporation, partnership, limited liability company, joint venture or other enterprise, at least 50% of whose equity interests are owned by the Corporation (a "subsidiary" for this ARTICLE TENTH) shall be conclusively presumed to be serving in such capacity at the request of the Corporation.

 (f) Reliance. Persons who after the date of the adoption of this provision become or remain Directors or officers of the Corporation or who, while a Director or officer of the Corporation, become or remain a Director, officer, employee or agent of a subsidiary, shall be conclusively presumed to have relied on the rights to indemnity, advance of expenses and other rights contained in this ARTICLE TENTH in entering into or continuing such service.
The rights to indemnification and to the advance of expenses conferred in this ARTICLE TENTH shall apply to claims made against an indemnitee arising out of acts or omissions which occurred or occur both prior and subsequent to the adoption hereof.

 (g) Non-Exclusivity of Rights. The rights to indemnification and to the advance of expenses conferred in this ARTICLE TENTH shall not be exclusive of any other right which any person may have or hereafter acquire under this Certificate or under any statute, by-law, agreement, vote of stockholders or disinterested Directors or otherwise.
 (h) Merger or Consolidation. For purposes of this ARTICLE TENTH, references to the "Corporation" shall include, in addition to the resulting Corporation, any constituent Corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its Directors, officers and employees or agents, so that any person who is or was a Director, officer, employee or agent of such constituent Corporation, or is or was serving at the request of such constituent Corporation as a Director, officer, employee or agent of another Corporation, partnership, joint venture, trust or other enterprise, shall stand in the same position under this ARTICLE TENTH with respect to the resulting or surviving Corporation as he or she would have with respect to such constituent Corporation if its separate existence had continued.

 ELEVENTH: The Corporation expressly elects not to be governed by Section 203 of the Delaware General Corporation Law with respect to business combinations with interested stockholders.

 IN WITNESS WHEREOF, the undersigned hereby executed this instrument and affirms, under penalty of perjury, that this instrument is the act and deed of the undersigned and that the facts stated herein are true, and accordingly have hereunto set our hands as of January 25, 2000.



                               /s/ William M. Noe
                               ---------------------------------
                                William M. Noe, President


                               /s/ Hartley J. Chazen
                               -------------------------------
                               Hartley J. Chazen, Secretary

EXHIBIT10(e) BY LAWS OF JETCO (AMENDED AND RESTATED)

                           AMENDED AND RESTATED BYLAWS
                                       OF
                               INTECHOLOGIES, INC.
                             A DELAWARE CORPORATION
                         (Formerly Known as Jetco, Inc.)

                                   ARTICLE I.
                                    OFFICES

     SECTION 1.1. REGISTERED OFFICE. The registered office of Intechnologies,
Inc. (the "Company") in the State of Delaware is located at 686 North Dupont
Boulevard #302, City of Milford, County of Kent. The name of the registered agent of the Corporation at that address is Corporate Creations Enterprises, Inc.

 SECTION 1.2. PRINCIPAL OFFICE. The principal office of the Company will be in 321 North Mall Drive, St. George, UT 04790, or at such other place as the Board of Directors may from time to time determine.

 SECTION 1.3. OTHER OFFICES. The Company may also have offices at such other places as the Board of Directors may from time to time determine or the business of the Company may require.

 ARTICLE II.
 MEETINGS OF STOCKHOLDERS

 SECTION 2.1. PLACE OF MEETINGS. All meetings of stockholders will be held at the principal office of the Company, or at such other place as will be determined by the Board of Directors and specified in the notice of themeeting.

 SECTION 2.2. ANNUAL MEETING. The annual meeting of stockholders willbe held at such date and time as will be designated from time to time by the Board of Directors and stated in the notice of the meeting, at which meeting the stockholders will elect by written ballot a Board of Directors and transact such other business as may properly be brought before the meeting of stockholders. The Board of Directors may postpone the time of holding the annual meeting of stockholders for such period not exceeding ninety (90) days, as they may deem advisable. Failure to hold the annual meeting at the designated time shall not work a dissolution of the Company nor impair the powers, rights and duties of the Company's officers and Directors. At annual meetings, the stockholders shall elect Directors and transact such other business as may properly be brought before the meeting. If the election of Directors shall not be held on the day designated herein for any annual meeting of the stockholders or at any adjournment thereof, the Board of Directors shall cause the election to beheld at a special meeting of the stockholders as soon thereafter as is convenient.
 SECTION 2.3. NOTICE OF ANNUAL MEETING. Written or printed notice of the annual meeting, stating the place, day and hour thereof, will be delivered personally to each stockholder at his residence or usual place of business or mailed to each stockholder entitled to vote at such address as appears on the books of the Company, not less than ten (10) nor more than sixty (60)days before the date of the meeting. Waiver by a stockholder (or his duly authorized attorney) in writing of notice of a stockholders' meeting, signed by the stockholder, whether before or after the time of such meeting, shall be equivalent to the giving of such notice. Attendance by a stockholder, whether in person or by proxy, at a stockholders' meeting shall constitute a waiver of notice of such meeting of which the stockholder has had no notice.

 SECTION 2.4. SPECIAL MEETING. Special meetings of stockholders, for any purpose or purposes, unless otherwise prescribed by statute, may be called by the Chief Executive Officer or the Board of Directors, and will be called by the Chief Executive Officer or Secretary at the request in writing of the stockholders owning ten percent (10%) of the outstanding shares of capital stock of the Company entitled to vote at such meeting. Such request will state the purpose(s) of the proposed meeting, and any purpose so stated will be conclusively deemed to be a "proper" purpose.

 SECTION 2.5. NOTICE OF SPECIAL MEETING. Written or printed notice of a special meeting stating the place, day, hour and purpose(s) thereof, will be personally delivered to each stockholder at his residence or usual place of business or mailed to each stockholder entitled to vote at such address as appears on the books of the Company, not less than ten (10) nor more thansixty (60) days before the date of the meeting.

 SECTION 2.6. ADJOURNMENT. At any meeting of stockholders of the Company, if less than a quorum be present, a majority of the stockholders entitled to vote, present in person or by proxy, shall have the power to adjourn the meeting from time to time without notice other than announcement at the meeting until a quorum shall be present. Any business may be transacted at the adjourned meeting which might have been transacted at the meeting originally noticed. If the adjournment is for more than thirty days, or if after the adjournment a new record date, as provided for in Section 2.7 of these Bylaws, is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

 SECTION 2.7. FIXING OF DATE FOR DETERMINATION OF STOCKHOLDERS OFR ECORD. The
Board of Directors may, by resolution, fix in advance a date as the record date for the purpose of determining stockholders entitled to notice of, or to vote at, any meeting of stockholders or any adjournment thereof, or stockholders entitled to receive payment of any dividend or the allotment of any rights, or in order to make a determination of stockholders for any other purposes(other than determining stockholders entitled to consent to action by stockholders proposed to be taken without a meeting of stockholders). Such date, in any case, shall not be more than sixty (60) days and not less than ten (10) days prior to the date on which the particular action requiring such determination of stockholders is to be taken. If no record date is fixed for the determination of stockholders entitled to notice of or to vote at a meeting of stockholders, or stockholders entitled to receive payment of a dividend, such date shall beat the close of business on the day on which notice of the meeting is mailed o rthe date on which the resolution of the Board of Directors declaring such dividend is adopted, as the case may be, and shall be the record date for such determination of stockholders. When a determination of stockholders entitled to vote at any meeting of stockholders has been made as provided in this section, such determination shall apply to any adjournment thereof except where the determination has been made through the closing of the stock transfer records and the stated period of closing has expired.

 SECTION 2.8. STOCKHOLDER LIST. At least ten (10) days before each meeting of stockholders, a complete list of stockholders entitled to vote at each such meeting or in any adjournment thereof, arranged in alphabetical order, with the address of and the number of shares held by each, will be prepared by the Secretary or the officer or agent having charge of the stock transfer ledger of the Company. Such list will be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours for such ten
(10) day period either at a place within the city where the meeting is to be held, or, if not so specified, the place where the meeting is to be held. Such list will also be produced and kept open at the time and place of the meeting.
The stock ledger shall be the only evidence as to who are the stockholders entitled to vote in person or by proxy at any meeting of stockholders.

 SECTION 2.9. QUORUM. The holders of a majority of the shares of capital stock issued and outstanding and entitled to vote, represented in person or by proxy, will constitute a quorum at all meetings of the stockholders for the transaction of business. The stockholders present may adjourn the meeting despite the absence of a quorum. When a meeting is adjourned for less than thirty (30) days in any one adjournment, it will not be necessary to give any notice of the adjourned meeting if the time and place to which the meeting is adjourned are announced at the meeting at which the adjournment is taken, and at the adjourned meeting any business may be transacted which might have been transacted on the original date of the meeting. When a meeting is adjourned for thirty (30) days or more, notices of the adjourned meeting will be given as in the case of an original meeting. The vote of the holders of a majority of the shares entitled to vote and thus represented at a meeting at which a quorum is present shall be the act of the stockholders' meeting unless the vote of a greater number is required by law, the Certificate of Incorporation or these Bylaws, in which case the vote of such greater number shall be requisite to constitute the act of the meeting. The stockholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum.

 SECTION 2.10. PROXIES AND VOTING. Stockholders entitled to vote shall have the number of votes specified in the Certificate of Incorporation for each share of stock owned by them and a proportionate vote for a fractional share.
Stockholders may vote in person or by written proxy dated not more thansix months before the meeting named therein. Proxies shall be filed withthe
Secretary of the meeting, or of any adjournment thereof, before beingvoted.
Except as otherwise limited therein, proxies shall entitle the personnamed therein to vote at any meeting or adjournment of such meeting but shall notbe valid after final adjournment of such meeting. A proxy with respect tostock held in the name of two or more persons shall be valid if executed by any oneof them unless at or prior to its exercise the Company receives a specificwritten notice to the contrary from any one of them. A proxy purporting to beexecuted by or on behalf of a stockholder shall be deemed valid unless challenged ator prior to its exercise, and the burden of proving invalidity shall rest onthe challenger.

 When a quorum is present at any meeting, the holders of a majorityof the stock represented and entitled to vote on any question (or if there aretwo or more classes of stock entitled to vote as separate classes, then in thecase of each such class, the holders of a majority of the stock of that class represented and entitled to vote on any question) other than an electionby stockholders shall, except where a larger vote is required by law, bythe articles of organization or by these bylaws, decide any question broughtbefore such meeting. Any election by stockholders shall be determined by a plurality of the votes cast.

 SECTION 2.11. CONSENT OF STOCKHOLDERS IN LIEU OF MEETING. Any actiont hat may be taken at any annual or special meeting of the stockholders of the Company, may be taken without a meeting, without prior notice, and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action ata meeting at which all shares entitled to vote thereon were present andvoted, provided that a consent must bear the date of each stockholder's signature and no consent will be effective unless written consents received by asufficient number of stockholders to take the contemplated action are delivered tothe
Company within sixty days of the date that the earliest consent is deliveredto the Company. Prompt notice of the taking of corporate action without ameeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing. In the event that the action which is consented to is such as would have required the filing of a certificate under anysection of Delaware law, if such action had been voted on by stockholders at ameeting thereof, the certificate filed under such other section shall state, in lieuof any statement required by such section concerning any vote of stockholders,that written consent and that written notice have been given in accordance with
Section 228 of the General Corporation Law of the State of Delaware.

 SECTION 2.12. PRESIDING OFFICER AND CONDUCT OF MEETINGS. The Chairmanof the Board of Directors shall preside at all meetings of the stockholders and shall automatically serve as Chairman of such meetings. In the absence ofthe
Chairman of the Board of Directors, or if the Directors neglect or fail toelect a Chairman, then the President of the Company shall preside at the meetingsof the stockholders and shall automatically be the Chairman of such meeting,unless and until a different person is elected by a majority of the shares entitledto vote at such meeting. The Secretary of the Company shall act as Secretary atall meetings of the stockholders. In the absence or disability of the Secretary,the
Chairman of the Board of Directors, the Chief Executive Officer, orthe
President shall appoint a person to act as Secretary at such meetings.

 SECTION 2.13. INSPECTORS. The Board of Directors may, in advance ofany meeting of stockholders, appoint one or more inspectors to act at suchmeeting or any adjournment thereof. If any of the inspectors so appointed shall failto appear or act, the chairman of the meeting may, or if inspectors shall nothave been appointed, the Chairman of the meeting shall, appoint one or more inspectors. Each inspector, before entering upon the discharge of hisduties, shall take and sign an oath faithfully to execute the duties of inspector at such meeting with strict impartiality and according to the best of hisability.
The inspectors shall determine the number of shares of capital stock ofthe
Company outstanding and the voting power of each, the number of shares represented at the meeting, the existence of a quorum, the validity andeffect of proxies, and shall receive votes, ballots or consents, hear and determineall challenges and questions arising in connection with the right to vote, countand tabulate all votes, ballots or consents, determine the results, and do suchacts as are proper to conduct the election or vote with fairness to allstockholders.
On request of the chairman of the meeting, the inspectors shall make a reportin writing of any challenge, request or matter determined by them and shallexecute a certificate of any fact found by them. No directors or candidate forthe office of director shall act as an inspector of an election of directors.


 ARTICLE III.
 BOARD OF DIRECTORS

 SECTION 3.1. FUNCTIONS AND NUMBER. The property, business and affairs of the Company shall be managed and controlled by a board of directors, who need not be stockholders, citizens of the United States or residents of the State of Delaware. The number of members which shall constitute the Board of Directors shall be determined by resolution of the Board of Directors or by the stockholders at an annual or special meeting held for that purpose, but no decrease in the Board of Directors shall have the effect of shortening the term of an incumbent director. The Board of Directors shall consist of not less than one (1) nor more than nine (9) members. Except as otherwise provided by law or in these Bylaws or in the Certificate of Incorporation, the directors shall be elected by the stockholders entitled to vote at the annual meeting of stockholders of the Company, and shall be elected to serve until the next annual meeting of stockholders and until their successors shall be elected and shall qualify.

 SECTION 3.2. ELECTION AND TERM. Except as provided in Section 3.3 of this
Article, Directors will be elected at the annual meeting of the stockholders, and each Director will be elected to serve until the next annual meeting or until his successor will have been elected and qualified, unless sooner removed in accordance with these Bylaws or until the Company has received a written resignation from a Director. Directors need not be stockholders of the Company.

 SECTION 3.3. VACANCIES AND NEWLY CREATED DIRECTORSHIPS. Vacancies and newly created directorships resulting from any increase in the authorized number of Directors may be filled by a majority of the Directors, although less than a quorum, and the Directors so elected shall hold office for the unexpired term of their predecessor in office until the next annual meeting and until their successors are elected and have qualified. Vacancies created by the removal of Directors by the owners of a majority of the outstanding shares of capital stock will be filled by the owners of the majority of the outstanding shares of capital stock. A vacancy shall be deemed to exist by reason of the death or resignation of any Director or upon the failure of stockholders to elect
Directors to fill the unexpired terms of any Directors removed in accordance with the provisions of these Bylaws.

 SECTION 3.4. RESIGNATION; REMOVAL. Any Director may resign at any time by giving written notice thereof to the Board of Directors. Any such resignation will take effect as of its date unless some other date is specified therein, in which event it will be effective as of that date. The acceptance of such resignation will not be necessary to make it effective.. The holders of a majority of the outstanding shares of capital stock may remove any Director or the entire Board of Directors, with or without cause, either by a vote at a special meeting or annual meeting, or by written consent.
 SECTION 3.5. COMPENSATION. The Board of Directors shall have the authority to fix the compensation of directors for their services. A director may also serve the Company in other capacities and receive compensation therefor.

 ARTICLE IV.
 MEETINGS OF THE BOARD

 SECTION 4.1. REGULAR MEETINGS. The Board of Directors will meet each year immediately following the annual meeting of the stockholders to appoint the members of such committees of the Board of Directors as the Board may deem necessary or advisable, to elect officers for the ensuing year, and to transact such other business as may properly come before the Board of Directors at such meeting. No notice of such meeting will be necessary to the newly elected
Directors in order legally to constitute the meeting provided a quorum will be present. Regular meetings may be held at such other times as shall be designated by the Board of Directors without notice to the Directors.

 SECTION 4.2. SPECIAL MEETINGS. Special meetings of the Board of Directors will be held whenever called by the Chairman of the Board, Chief Executive Officer, chairman of the Executive Committee or by two or more Directors. Notice of each meeting will be given at least two (2) days prior to the date of the meeting either personally or by telephone, facsimile or telecopy (with proof of transmission) to each Director, and will state the purpose, place, day and hour of the meeting. Waiver by a Director in writing of notice of a Directors meeting, signed by the Director, whether before or after the time of said meeting, shall be equivalent to the giving of such notice. Except as provided in Section 9.3, attendance by a Director, whether in person or by proxy, at a Directors' meeting shall constitute a waiver of notice of such meeting of which the Director had no notice.

 SECTION 4.3. QUORUM AND VOTING. At all meetings of the Board of Directors
(except in the case of a meeting convened for the purpose specified in Section
3.3 of these Bylaws) a majority of the number of the Directors will be necessary and sufficient to constitute a quorum for the transaction of business and the act of a majority of the Directors present at any meeting at which there is a quorum will be the act of the Board of Directors. If a quorum will not be present at any such meeting of Directors, the Directors present may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum will be present.

 SECTION 4.4. TELEPHONE MEETINGS. Subject to the provisions of applicable law and these Bylaws regarding notice of meetings, the Directors may participate in and hold a meeting using conference telephone or similar communications equipment by means of which all persons participating in a meeting can hear each other simultaneously, and participation in a meeting pursuant to this Section shall constitute presence in person at such meeting. A Director so attending will be deemed present at the meeting for all purposes including the determination of whether a quorum is present except when a person participates in the meeting for the express purpose of objecting to the transaction of any business on the ground the meeting was not lawfully called or convened.

 SECTION 4.5. ACTION BY WRITTEN CONSENT. Any action required or permitted to be taken at a meeting of the Board of Directors may be taken without a meeting if a consent in writing, setting forth the action so taken, is signed by all the members of the Board of Directors.

 SECTION 4.6. ATTENDANCE FEES. Directors will not receive any stated salary, as such, for their services, but by resolution of the Board of Directors a fixed sum and expenses of attendance may be allowed for attendance at each regular or special meeting of the Board of Directors; however, this provision will not preclude any Director from serving the Company in any other capacity and receiving compensation therefor.

 SECTION 4.7. INTEREST OF DIRECTORS IN CONTRACTS. Any contract or other transaction between the Company and one (1) or more of its Directors, or between the Company and any firm of which one or more of its Directors are members or employees, or in which they are interested, or between the Company and any corporation or association of which one or more of its Directors are shareholders, members, directors, officers or employees, or in which they are interested, shall be valid for all purposes, notwithstanding the presence of such Director or Directors at the meeting of the Board of Directors of the Company, which acts upon, or in reference to, such contract or transaction, and notwithstanding their participation in such action, if the fact of such interest shall be disclosed or known to the Board of Directors and the Board of Directors shall, nevertheless, authorize, approve, and ratify such contract or transaction by a vote of a majority of the Directors present, such interested
Director or Directors to be counted in determining whether a quorum is present, but not to be counted in calculating the majority of such quorum necessary to carry such vote. This Section shall not be construed to invalidate any contract or other transaction which would otherwise be valid under the common and statutory law applicable thereto.

 ARTICLE V.
 COMMITTEES

 SECTION 5.1. EXECUTIVE COMMITTEE. The Board of Directors by resolution may designate one or more Directors to constitute an Executive Committee, which committee, to the extent provided in such resolution, will have and may exercise all of the powers and authority of the Board of Directors in the management of the business and affairs of the Company, except where action of the Board of Directors is required by statute. Unless expressly authorized by resolution of the Board of Directors, no committee shall have the power or authority to (a) amend the Certificate of Incorporation, (b) adopt an agreement of merger or consolidation, (c) recommend to the shareholders the sale, lease or exchange of all or substantially all of the Company's property and assets,
(d) recommend to the stockholders a dissolution of the Company or a revocation of a dissolution, or (e) amend the Bylaws of the Company.

 SECTION 5.2. OTHER COMMITTEES. The Board of Directors may by resolution create other committees for such terms and with such powers and duties as the Board shall deem appropriate.
 SECTION 5.3. ORGANIZATION OF COMMITTEES. The chairman of each committee of the Board of Directors will be chosen by the members thereof. Each committee will elect a Secretary, who will be either a member of the committee or the secretary of the Company. The chairman of each committee will preside at all meetings of such committee.

 SECTION 5.4. MEETINGS. Regular meetings of each committee may be held without the giving of notice of time and a place will have been established by the committee for such meetings. Special meetings (and, if the requirements of the preceding sentence have not been met, regular meetings) will be called in the manner provided as respect to notices of special meetings of the Board of Directors.

 SECTION 5.5. QUORUM AND MANNER OF ACTING. Subject to the provisions of applicable law and these Bylaws regarding notice of meetings, the member of each committee may participate in and hold a meeting using conference telephone or similar communications equipment by means of which all persons participating in a meeting can hear each other simultaneously, and participation in a meeting pursuant to this Section shall constitute presence in person at such meeting. A member so attending will be deemed present at the meeting for all purposes including the determination of whether a quorum is present except when a person participates in the meeting for the express purpose of objecting to the transaction of any business on the ground the meeting was not lawfully called or convened. The act of a majority of the members so present at a meeting at which a quorum is present will be the act of such committee. The members of each committee will act only as a committee, and will have no power or authority, as such, by virtue of their membership on the committee.

 SECTION 5.6. ACTION BY WRITTEN CONSENT. Any action required or permitted to be taken by any committee may be taken without a meeting if a consent in writing, setting forth the action so taken, is signed by all the members of the committee.

 SECTION 5.7. RECORD OF COMMITTEE ACTION; REPORTS. Each committee will maintain a record, which need not be in the form of complete minutes, of the action taken by it at each meeting, which record will include the date, time, and place of the meeting, the names of the members present and absent, the action considered, and the number of votes cast for and against the adoption of the action considered. All action by each committee will be reported to the Board of Directors at its meeting next succeeding such action, such report to be in sufficient detail as to enable the Board to be informed of the conduct of the Company's business and affairs since the last meeting of the Board.

 SECTION 5.8. REMOVAL. Any member of any committee may be removed from such committee, either with or without cause, at any time, by resolution adopted by a majority of the whole Board of Directors at any meeting of the board.
 SECTION 5.9. VACANCIES. Any vacancy in any committee will be filled by the Board of Directors in the manner prescribed by these Bylaws for the original appointment of the members of such committee.

 ARTICLE VI.
 OFFICERS

 SECTION 6.1. APPOINTMENT AND TERM OF OFFICE. The officers of the Company may consist of a President, a Secretary, and a Treasurer, and there may be a Chief
Executive Officer, one or more Vice Presidents, one or more Assistant
Secretaries, one or more Assistant Treasurers, and such other officers as may be appointed by the Board in its discretion. One of the Directors may also be chosen Chairman of the Board. Each of such officers will be chosen annually by the Board of Directors at its regular meeting immediately following the annual meeting of stockholders and, subject to any earlier resignation or removal, will hold office until the next annual meeting of stockholders or until his earlier death, resignation, retirement, disqualification, or removal from office and until his successor shall have been duly elected and qualified. Two or more offices may be held by the same person.

 SECTION 6.2. REMOVAL. Any officer or agent elected or appointed by the Board of Directors may be removed by the Board of Directors, with or without cause, whenever in its judgment the best interests of the Company will be served thereby, but such removal will be without prejudice to the contract rights, if any, of the person so removed. Election or appointment of an officer or agent will not of itself create contract rights.

 SECTION 6.3. VACANCIES. Whenever any vacancy shall occur in any office of any officer by death, resignation, increase in the number of officers of the Company, or otherwise, the same shall be filled by vote of a majority of the Directors for the unexpired portion of the term.

 SECTION 6.4. COMPENSATION. The compensation of all officers of the Company shall be determined by the Board of Directors and may be altered by the Board from time to time, except as otherwise provided by contract, and no officer shall be prevented from receiving such compensation by reason of the fact such officer is also a Director of the Company. All officers shall be entitled to be paid or reimbursed for all costs and expenditures incurred in the Company's business.

 SECTION 6.5. POWERS AND DUTIES. The powers and duties of the officers will be those usually pertaining to their respective offices, subject to the general direction and supervision of the Board of Directors. Such powers and duties will include the following:

 a. Chairman of the Board. The Chairman of the Board, if one is designated, shall be selected among the members of the Board of Directors and will preside when present at all meetings of the Board of Directors and of the stockholders.
The Chairman of the Board shall be available to consult with and advise the officers of the Corporation with respect to the conduct of the business and affairs of the Corporation and shall have such other powers and duties as designated in accordance with these Bylaws and as from time to time may be assigned by the Board of Directors. The Chairman of the Board shall be the highest officer of the Corporation and, subject to the control of the Board of Directors, shall in general supervise and control all business and affairs of the Corporation.

 b. President. The President, if one is designated, shall be the Chief
Executive Officer of the Company unless a Chief Executive Officer is otherwise designated by the Board of Directors. The President will be responsible for general supervision of the affairs, properties, and operations of the Company, and over its several officers and be the Company's general manager responsible for the management and control in the ordinary course of the business of the Company. The President may execute and deliver in the name and on behalf of the Company, deeds, mortgages, leases, assignments, bonds, notes, bills of sale, assignments, releases, receipts, contracts or other instruments of any kind or character authorized by the Board of Directors. Unless otherwise directed by the Board, the President shall attend in person or by substitute or by proxy and act and vote on behalf of the Company at all meetings of the stockholders of any corporation in which the Company holds stock. The President may appoint or employ and discharge employees and agents of the Company and fix their compensation.

 c. Vice Presidents. Each Vice President, if any are designated, will perform the duties prescribed or delegated by the President or by the Board of Directors, and at the request of the President or the Board of Directors, will perform as well the duties of the President's office.
 d. Secretary. The Secretary, if one is designated, will give notice to and attend all meetings and keep the minutes of all of the proceedings at all meetings of the Board of Directors and all meetings of the stockholders and will be the custodian of all corporate records and of the seal of the Company.
The Secretary will see that all notices required to be given to the stockholders and to the Board of Directors are duly given in accordance with these Bylaws or as required by law. It shall also be the duty of the Secretary to attest, by personal signature and the seal of the Company, all stock certificates issued by the Company and to keep a stock ledger in which shall be correctly recorded all transactions pertaining to the capital stock of the Company. The Secretary shall also attest, by personal signature and the seal of the Company, all deeds, conveyances, or other instruments requiring the seal of the Company. The person holding the office of Secretary shall also perform, under the direction and subject to the control of the President and the Board of Directors, such other duties as may be assigned to such officer. Unless a transfer agent is appointed, the Secretary shall also keep or cause to be kept at any such office the stock and transfer records, which shall contain the names of all stockholders and the record address and the amount of stock held by each, for inspection by stockholders. Any such inspection by a stockholder of the articles of organization, bylaws, records of meetings of the incorporators or stockholders, or the stock and transfer records must be at a reasonable time and for a proper purpose, but not to secure a list of stockholders for the purpose of selling said list or copies thereof or of using the same for a purpose other than in the interest of the applicant, as a stockholder, relative to the affairs of the Company. Said copies and records need not all be kept in the same office. In the absence of the appointment of a Treasurer for the Company, the Secretary shall perform the duties of the Treasurer.

 e. Any Assistant Secretary shall have the powers and perform the duties of the Secretary in his absence or in case of his inability to act and shall have such other powers and duties as the directors may from time to time prescribe. If neither the Secretary nor any Assistant Secretary is present at any meeting of the stockholders, a temporary Secretary to be designated by the person presiding at the meeting shall perform the duties of the Secretary.

 f. Treasurer. The Treasurer will be the principal accounting and financial officer of the Company and will have active control of and shall be responsible for all matters pertaining to the accounts and finances of the Company. The
Treasurer will have charge of the corporate funds and securities and will keep a record of the property and indebtedness of the Company. If required by the Board of Directors, the Treasurer will give bond for the faithful discharge of duties in such sum and with such surety or sureties as the Board may require.
The Treasurer shall keep such monies and securities of the Company as may be entrusted to his keeping and account for the same. The Treasurer shall be prepared at all times to give information as to the condition of the Company and shall make a detailed annual report of the entire business and financial condition of the Company. The person holding the office of Treasurer shall also perform, under the direction and subject to the control of the President and the Board of Directors, such other duties as may be assigned by either of such officers. The duties of the Treasurer may also be performed by any Assistant
Treasurer.

 g. Other Officers. The Board of Directors may appoint such other officers, agents or employees as it may deem necessary for the conduct of the business of the Company. In addition, the Board may authorize the President or other officers to appoint such agents or employees as they deem necessary for the conduct of the business of the Company.

 SECTION 6.6. RESIGNATIONS. Any officer may resign at any time by giving written notice thereof to the Board of Directors. Any such resignation will take effect as of its date unless some other date is specified therein, in which event it will be effective as of that date. The acceptance of such resignation will not be necessary to make it effective.

 ARTICLE VII.
 SHARES OF STOCK AND THEIR TRANSFER; BOOKS

 SECTION 7.1. FORMS OF CERTIFICATES. Shares of the capital stock of the Company will be represented by certificates in such form, not inconsistent with law or with the Certificate of Incorporation of the Company, as will be approved by the Board of Directors, and will be signed by the Chairman of the Board, President or a Vice President and the Secretary, an Assistant Secretary, the Treasurer or an Assistant Treasurer and sealed with the seal of the Company.
Such seal may be facsimile, engraved or printed. Where any such certificate is countersigned by a transfer agent or by a registrar, the signature of such Chairman of the Board, President, Vice President, Secretary, Assistant
Secretary, Treasurer or Assistant Treasurer upon such certificate may be facsimiles, engraved or printed. Such certificates shall be delivered representing all shares to which stockholders are entitled.

 SECTION 7.2. ISSUANCE. Shares of stock with par value (both treasury and authorized but unissued) may be issued for such consideration (not less than par value) and to such persons as the Board of Directors may determine from time to time. Shares of stock without par value may be issued for such consideration as is determined from time to time by the Board of Directors.
Shares may not be issued until the full amount of the consideration, fixed as provided by law, has been paid.

 SECTION 7.3. PAYMENT FOR SHARES.

 a. The consideration for the issuance of shares shall consist of cash, services rendered (including services actually performed for the Company) or real or personal property (tangible or intangible) or any combination thereof actually received. Neither promissory notes nor the promise of future services shall constitute payment for shares.

 b. In the absence of actual fraud in the transaction, the judgment of the Board of Directors as to the value of consideration received shall be conclusive.

 c. When consideration, fixed as provided by law, has been paid, the shares shall be deemed to have been issued and shall be considered fully paid and nonassessable.

 d. The consideration received for shares shall be allocated by the Board of Directors, in accordance with law, between stated capital and capital surplus accounts.

 SECTION 7.4. TRANSFER OF SHARES. Shares of stock of the Company will be transferred only on the stock books of the Company by the holder of record thereof in person, or by a duly authorized attorney, upon the endorsement and surrender of the certificate therefor.

 SECTION 7.5. STOCKHOLDERS OF RECORD. Stockholders of record entitled to vote at any meeting of stockholders or entitled to receive payment of any dividend or to any allotment of rights or to exercise the rights in respect of any change or conversion or exchange of capital stock will be determined according to the Company's stock ledger and, if so determined by the Board of Directors in the manner provided by statute, will be such stockholders of record (a) at the date fixed for closing the stock transfer books, or (b) as of the date of record.

 SECTION 7.6. LOST, STOLEN OR DESTROYED CERTIFICATES. The Board of Directors may direct the issuance of new or duplicate stock certificates in place of lost, stolen or destroyed certificates, upon being furnished with evidence satisfactory to it of the loss, theft or destruction and upon being furnished with indemnity satisfactory to it. The Board of Directors may delegate to any officer authority to administer the provisions of this Section.

 SECTION 7.7. CLOSING OF STOCK TRANSFER BOOKS. The Board of Directors will have power, in its discretion, either (a) to close the stock transfer books of the Company (i) for a period not exceeding sixty (60) days nor less than ten (10) days preceding (A) the date of any meeting of stockholders, (B) the date for the payment of any dividend, (C) the date for the allotment of rights, or (D) the date when change or conversion or exchange of capital stock will go into effect, (ii) for a period not exceeding sixty (60) days nor less than ten (10) days in connection with obtaining the consent of stockholders for any purpose;
or (b) to fix a date, not more than sixty (60) days nor less than ten (10) days before (i) any stockholders' meeting, (ii) the date for the payment of any dividend, (iii) the date for the allotment of rights, or (iv) the date when any change or conversion or exchange of capital stock will go into effect as a record date for the determination of the stockholders entitled to notice of, and to vote at, any such meeting and at any adjournment thereof, or entitled to receive payment of any such dividend, (B) to any such allotment of rights, (C) to exercise the rights in respect of such change, conversion, or exchange of capital stock, or (D) to give such consent, and in such case such stockholders and only such stockholders as will be stockholders of record on the date so fixed will be entitled to notice of and to vote at such meeting and at any adjournment thereof, or to receive payment of such dividend, or to exercise rights, or to give such consent as the case may be, notwithstanding any transfer of any stock on the books of the Company after such record date fixed as aforesaid.

 SECTION 7.8. REGULATIONS. The Board of Directors may make such rules and regulations as it may deem expedient concerning the issuance, transfer and registration of certificates of stock. The Board of Directors may appoint one or more transfer agents or registrars, or both, and may require all certificates of stock to bear the signature of either or both.

 SECTION 7.9. EXAMINATION OF BOOKS BY STOCKHOLDERS. The original or duplicate stock ledger of the Company containing the names and addresses of the stockholders and the number of shares held by them and the other books and records of the Company will, at all times during the usual hours of business, be available for inspection at its principal office, and any stockholder, upon compliance with the conditions set forth in and to the extent authorized by
Section 220 of the General Corporation Law of the State of Delaware, will have the right to inspect such books and records.

 ARTICLE VIII.
 INDEMNIFICATION; INSURANCE

 SECTION 8.1. INDEMNIFICATION. Each person who was or is made a party or is threatened to be made a party to or is involved in any threatened, pending or completed action suit or proceeding, whether civil, criminal or investigative
(a "proceeding"), by reason of the fact that he or a person for whom he is the legal representative is or was a director, officer, employee or agent of the Company or is or was serving at the request of the Corporation as a director, officer, employee, trustee or agent of another corporation or of a partnership, joint venture, trust or other enterprise (including service with respect to employee benefit plans) whether the basis of such proceeding is alleged action in his official capacity as a director, officer, employee or agent, or in any other capacity while serving as a director, officer, employee or agent, shall be indemnified and held harmless by the Company to the fullest extent permitted by the General Corporation Law of the State of Delaware against all expenses, liability and loss (including attorneys' fees, judgments, fines, special excise taxes or penalties and amounts paid or to be paid in settlement) reasonably incurred or suffered by such person in connection therewith. Such right shall be a contract right and shall include the right to require advancement by the Company of attorneys' fees and other expenses incurred in defending any such proceeding in advance of its final disposition; provided, however, that the payment of such expenses incurred by a Director or officer of the Company in his capacity as a Director or officer (and not in any other capacity in which service was or is rendered by such person while a Director or officer, including, without limitation, service to an employee benefit plan) in advance of the final disposition of such proceeding, shall be made by the Company only upon delivery to the corporation of an undertaking, by or on behalf of such Director or officer, to repay all amount so advanced if it should be determined ultimately that such Director or officer is not entitled to be indemnified under this section or otherwise.

 SECTION 8.2. INDEMNIFICATION NOT EXCLUSIVE. The indemnification and advancement of expenses provided by this Article VIII shall not be deemed exclusive of any other rights to which a person seeking indemnification may be entitled under the Certificate of Incorporation, any agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

 SECTION 8.3. INSURANCE. By action of its Board of Directors, notwithstanding any interest of the Directors in the action, to the full extent permitted by the General Corporation Law of the State of Delaware, the Company may purchase and maintain insurance, in such amounts and against such risks as the Board of Directors deems appropriate, on behalf of any person who is or was a Director, advisory Director, officer, employee or agent of the Company, or of any entity a majority of the voting stock of which is owned by the Company, or who is or was serving at the request of the Company as a Director, advisory Director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against any liability asserted against such person and incurred by such person in any such capacity, or arising out of the status as such, whether or not the Company would have the power or would be required to indemnify such person against such liability under the provisions of this Article, or of the Certificate of Incorporation or of the General Corporation
Law of the State of Delaware.

 ARTICLE IX.
 MISCELLANEOUS

 SECTION 9.1. AMENDMENTS. These Bylaws may be altered, amended or repealed or new Bylaws may be adopted at any regular meeting of the stockholders or at any special meeting of the stockholders at which a quorum is present or represented, provided notice of the proposed alteration or repeal be contained in the notice of such special meeting, by the affirmative vote of a majority of the shares entitled to vote at such meeting and present or represented, or by a majority vote of the Board of Directors at any regular meeting of the Board or at any special meeting of the Board if notice of proposed alteration or repeal be contained in the notice of such special meeting.

 SECTION 9.2. METHODS OF NOTICE. Whenever any notice is required to be given in writing to any stockholder pursuant to any statute, the Certificate of Incorporation or these Bylaws, it will not be construed to require personal or actual notice, and such notice will be deemed for all purposes to have been sufficiently given at the time the same is deposited in the United States mail or recognized overnight courier service with postage thereon prepaid, addressed to the stockholder at such address as appears on the books of the Company.
Whenever any notice may be or is required to be given as (a) personally to any Director, it will be for all purposes to have been sufficiently given either
(i) three (3) days following the date the same is deposited in the United
States mail with postage prepaid thereon (ii) the day following the date the same is delivered to any recognized overnight courier service, or (iii) to the date the same is personally delivered, or (b) by facsimile to any Director, it will be deemed for all purposes to have been sufficiently given at the time the same is properly transmitted (with proof of transmission).


 SECTION 9.3. WAIVER OF NOTICE. The giving of any notice of the time, place or purpose of holding any meeting of stockholders or Directors and any requirement as to publication thereof, whether statutory or otherwise, will be waived by the attendance at such meeting by any person entitled to receive such notice except when the person attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened and may be waived by such person by an instrument in writing executed and filed with the records of the meeting, either before or after the holding thereof.

 SECTION 9.4. SEAL. The seal of the Company shall be in such form as shall be adopted and approved from time to time by the Board of Directors. The seal may be used by causing it, or a facsimile thereof, to be impressed, affixed, imprinted or in any manner reproduced. The Board of Directors may determine not to adopt a seal for the Company, in which case any documents or instruments providing for the use of a seal shall be valid despite the lack of a corporate seal.

 SECTION 9.5. SECURITIES OF OTHER CORPORATION. The President or any Vice
President of the Company shall have power and authority to transfer, endorse for transfer, vote, consent or take any other action with respect to any securities of another issuer which may be held or owned by the Company and to make, execute and deliver any waiver, proxy or consent with respect to any such securities.

 SECTION 9.6. FISCAL YEAR. The fiscal year of the Company shall be fixed by resolution of the Board of Directors.

 SECTION 9.7. DIVIDENDS. Dividends upon the outstanding stock of the Company, subject to the provisions of the statutes and the Certificate of Incorporation, may be declared by the Board of Directors at any regular or special meeting.
Dividends may be declared and paid in cash, in property or in shares of the Company, or in any combination thereof.

 SECTION 9.8. RESERVES. There may be created from time to time by resolution of the Board of Directors, out of funds of the Company available for dividends, such reserve or reserves as the Directors from time to time in their discretion think proper (a) to provide for contingencies, (b) to equalize dividends, (c) to repair or maintain any property of the Company, or (d) for such other purpose as the Directors shall think beneficial to the Company, and the Directors may modify or abolish any such reserve in the manner in which it was created.

 SECTION 9.9. SIGNATURE OF NEGOTIABLE INSTRUMENTS. All bills, notes, checks or other instruments for the payment of money shall be signed or countersigned by such officer, officers, agent or agents, and in such manner, as are prescribed by resolution (whether general or special) of the Board of Directors or the executive committee.

 SECTION 9.10. SURETY BONDS. Such officers and agents of the Company (if any) as the Board of Directors may direct from time to time shall be bonded for the faithful performance of their duties and for the restoration to the Company, in case of their death, resignation, disqualification or removal from office, of all books, papers, vouchers, money and other property of whatever kind in their possession or under their control belonging to the Company, in such amounts and by such surety companies as the Board of Directors may determine. The premiums on such bonds shall be paid by the Company, and the bonds so furnished shall be in the custody of the Secretary.
 SECTION 9.11. LOANS AND GUARANTIES. The Company may lend money to, guaranty obligations of, and otherwise assist its Directors, officers and employees if the Board of Directors determines such loans, guaranties or assistance reasonably may be expected to benefit, directly or indirectly, the Company.
 SECTION 9.12. RELATION TO CERTIFICATE OF INCORPORATION. These Bylaws are subject to, and governed by, the Certificate of Incorporation.


EXHIBIT 10(f) CONSULTING AGREEMENT DATED JANUARY 25, 2000

                              CONSULTING AGREEMENT

     This AGREEMENT sets forth the terms and conditions upon which PageOne
Business Productions, LLC, a Delaware Limited Liability Company, ("PAGEONE") is engaged by AmeriStar Corp, a Nevada Corporation, together with any successors
(collectively "AMSTAR") to effect a transaction ("the Transaction") intended to merge or otherwise combine AMSTAR with a United States reporting company and for related matters.

1.0 SERVICES PROVIDED.

 Following its engagement, PAGEONE and its affiliates will:

 1.1. Advise AMSTAR on the structure of the Transaction and actions to be taken by AMSTAR in preparation for the completion of the Transaction;
 1.2. Merge AMSTAR or exchange its stock with or assist in transferring its assets into a United States reporting company ("the Business Combination"), which is or will become a reporting company underss.12(g) of the Securities
Exchange Act of 1934 ("the 1934 Act"), as amended;
 1.3. Prepare, assist in preparing or review the agreement for the Business
Combination ("Merger Agreement");

 1.4. Prepare and file with the Securities and Exchange Commission a Form 10 or Form 8-K describing the Business Combination with the Company ("the Company" hereinafter shall mean the United States reporting company following the Business Combination, unless the context requires otherwise);

 1.5. Introduce the Company to one or more market makers for the purpose of making an orderly and efficient market in the Company's securities;
 1.6. Assist the Company with listing its securities on the NASD OTC Bulletin
Board or, if the Company meets such requirements, apply for admission to quotation of the Company's securities on the NASDAQ Stock Market and/or their listing on a regional or national stock exchange, if requested by the Company;

 1.7. Take any other actions reasonably required of it to complete the Transaction as contemplated by this agreement.
2.0 BUSINESS COMBINATION.

 2.1. PAGEONE will provide, at its expense, a United States corporation with audited financial statements showing no material assets or liabilities which is or which PAGEONE will cause to become a reporting company underss.12(g) of the Securities Exchange Act of 1934 ("the 1934 Act").

 2.2. AMSTAR, at its election, will merge into, exchange its stock with, or transfer its assets to the United States corporation provided by PAGEONE. Upon the effective date of the Business Combination, the officers and directors selected by AMSTAR will become the officers and directors of such United States corporation. The name of such United States corporation upon the effective date of or following the Business Combination will be chosen by AMSTAR

 2.3. The United States corporation will have authorized capital of 100,000,000 shares of common stock, $.001 par value per share, and 8,000,000shares of preferred stock, $.001 par value per share.
 2.4. Upon the effective date of the Business Combination, there will be issued and outstanding by the Company (i) 1,250,000 common shares issued to PAGEONE or its designees and (ii) 23,750,000 common shares as designated by AMSTAR.

3.0 PAYMENTS.

 3.1. Subject to Section 5.2, AMSTAR will pay PAGEONE $240,000 for its services and the services of its affiliates in regard to the Transaction. Payment of this amount will be made $20,000 monthly commencing on the first day of the month following the effective date of the Business Combination; provided, however, that if PAGEONE fails to carry out its obligations hereunder, AMSTAR need not make any further payments to PAGEONE.

 3.2. AMSTAR will not at any time take or allow any action (whether by reverse stock split or otherwise) which would have the effect of reducing the absolute number of common shares owned or to be owned by PAGEONE or its designee under this agreement.

4.0 EXPENSES.

 4.1. PAGEONE will bear its expenses incurred in regard to the Transaction, including, without limitation, travel, telephone, duplication costs, and postage.

 4.2. AMSTAR will pay its own and third-party expenses (other than those of PAGEONE) including, without limitation, Federal, state and NASDAQ filing fees, underwriting costs, corporate financial relations, accounting fees, duplicating costs and other expenses of the Company.

5.0 AGREEMENT TO COMPLETE TRANSACTIONS.

 5.1. AMSTAR agrees that it will timely take all steps necessary to complete the Transaction to include, without limitation, causing audited financial statements to be prepared in proper form for AMSTAR; obtaining consents of the Board of Directors and the shareholders of AMSTAR, as required; causing all necessary documents to be properly and timely prepared, executed, approved or ratified, and filed, as appropriate; making timely and fully all required payments related to the registration and listing of the Company's securities for public trading, including filing fees; and timely taking all other actions reasonably required of it to complete the Transactions.
 5.2. In the event that at any time AMSTAR determines not to continue with the Transaction, PAGEONE hereby grants to AMSTAR the right to buyout the interest of PAGEONE in this agreement on the terms contained herein, in which case
PAGEONE agrees not to seek specific enforcement of this agreement. In the event that AMSTAR elects not to continue with the Transaction (or if AMSTAR does not timely take all such steps and do all such things as may be reasonably required of it to complete the Transaction) PAGEONE will be entitled to (i) retain the securities in AMSTAR acquired or to be acquired by PAGEONE or its affiliates under this agreement as though the Business Combination had occurred and (ii) receive in full all payments to be due to it or its affiliates through and upon completion of the Transaction as though those events had occurred; provided, however, that PAGEONE will not be entitled to retain any AMSTAR securities, nor receive any payment under this paragraph if the failure to complete the Transaction is due solely to the actions or failure to act by PAGEONE or its affiliates. Upon payment of the buyout fee provided for herein, all obligations of the parties under this agreement will cease except for obligations which expressly or by their nature survive termination.

 5.3. PAGEONE represents and warrants that it will timely take all steps reasonable and necessary to complete the Transaction and to cause the securities of the Company to trade in the United States secondary market..

6.0 PERFORMANCE OF SERVICES BY OTHERS.

 From time to time, the achievement of certain results desired by the Company, including the promotion of interest in its public securities, may be enhanced by the services of other parties. These parties may include consultants, advertising agencies, financial analysts and similar persons who may, directly or indirectly, assist in creating interest in the Company's securities. All compensation, costs and expenses of such parties, if engaged by the Company, will be borne by it.

7.0 ACTIONS AND UNDERSTANDINGS FOLLOWING THE BUSINESS COMBINATION.

 7.1. AMSTAR understands the obligations and responsibilities that will arise in regard to its becoming a reporting company and the trading of its securities in the public market. AMSTAR understands that in order to achieve the greatest market interest in its securities it, its officers and its directors, all or some, will be required to continuously interact with the financial community.
This interaction will include, without limitation, timely filing of reports under the 1934 Act, including audited financial statements; annual reports to shareholders and shareholder meetings; issuing periodic press releases, when appropriate; and meetings and discussions with existing and prospective brokers, market makers, investment bankers and institutions. 7.2. AMSTAR understands that the completion of the Transactions will not, in itself, result in capital investment in the Company. The public status of the Company and its introduction to market makers and others in the financial community may result in investment interest. However, investment interest will depend upon the success of the Company, market conditions and other factors over which neither
PAGEONE, nor its affiliates, have any control.

 7.3. AMSTAR understands that the ultimate judgment of the financial community of the investment merits of the Company will depend upon the Company's ability to successfully carry out its business plans and operations, to operate at a profit and similar business considerations. AMSTAR represents in good faith that it currently has no reason to believe that it will not be able to complete the Transactions and to achieve its business objectives.

8.0 COMPLIANCE WITH SECURITIES LAW.

 Now and following the Business Combination, as applicable, AMSTAR represents and warrants that:
 8.1. AMSTAR and its affiliates will at all times observe and comply with Federal and State securities laws, rules and regulations incident to the issuance and trading of the securities of the Company.
 8.2. AMSTAR and its affiliates will furnish all information and documents concerning it and its affiliates required for the preparation and filing of a Form 8-K and/or Form 10-KSB by the Company and will assure that such information is complete and accurate and does not contain any material misstatement or omit any material information. Toward that end and in order to permit PAGEONE or its designees to assist in the preparation of Form 8K and/or
Form 10-KSB, AMSTAR and its affiliates will timely provide all requested information and documents, including officers' and directors' questionnaires.

 8.3. AMSTAR and its affiliates will not at any time knowingly engage in any activity which would constitute a prohibited market manipulation of the securities of the Company and will take all steps reasonably required within its control to prohibit any officer, director, other affiliate, agent or employee from engaging in such conduct.

 8.4. The Company will not at any time issue securities registered on Form S-8 or issued pursuant to Regulation S of the General Rules and Regulations of the Securities and Exchange Commission without (i) prior written notification to PAGEONE and (ii) a written opinion of qualified counsel that the issuance of such securities will violate any law, rule, or regulation under the Securities
Act of 1933 or the Securities Exchange Act of 1934.

 8.5. For not less than thirty-six (36) months following execution of this agreement, the Company will timely make all required Federal, state and other filings necessary to allow the public trading of the Company's securities and, if the Company's securities are then quoted on the NASDAQ Stock Market or listed on any regional or national exchange, will take all actions necessary to maintain such status for the Company's securities.

 8.6. During the term of this agreement, PAGEONE shall have the right to enforce the provisions of this paragraph and to seek damages for any violation thereof by the Company.

 Now and following the Business Combination, as applicable, PAGEONE represents and warrants that:

 8.7. PAGEONE and its affiliates will at all times observe and comply with Federal and State securities laws, rules and regulations incident to the issuance and trading of the securities of the Company.

 8.8. PAGEONE and its affiliates will not at any time knowingly engage in any activity which would constitute a prohibited market manipulation of the securities of the Company and will take all steps reasonably required within its control to prohibit any officer, director, other affiliate, agent or employee from engaging in such conduct.

9.0 NOTICES.

 Any notices required or permitted under this agreement shall be deemed to have been given when delivered in writing by hand, certified mail (return receipt requested) or commercial courier, such as FedEx, to the following addresses or to such other addresses as may have been given to each party in the manner provided for in this paragraph.

 In the case of AMSTAR, to:

 AmeriStar Corp.
 c/o AmeriStar Network, Inc.
 321 North Mall Drive, Suite K-102
 St. George, UT 84790

 To the Attention of its Chairman

 In the case of PAGEONE to

 PageOne Business Productions, LLC
 860 Via de la Paz , Suite E-1
 Pacific Palisades, CA 90272

 To the Attention of its Managing Member

10.0 ARBITRATION.

 10.1.SCOPE. The parties hereby agree that any and all claims (except only for requests for injunctive or other equitable relief) whether existing now, in the past or in the future as to which the parties or any affiliates may be adverse parties, and whether arising out of this agreement or from any other cause, will be resolved by arbitration before the American Arbitration
Association within the state of California.

 10.2. CONSENT TO JURISDICTION, SITUS AND JUDGMENT. The parties hereby irrevocably consent to the jurisdiction of the American Arbitration Association and the situs of the arbitration within the state of California. Any award in arbitration may be entered in any domestic or foreign court having jurisdiction over the enforcement of such awards.

 10.3.APPLICABLE LAW. The law applicable to the arbitration and this agreement shall be that of the state of California, determined without regard to its provisions which would otherwise apply to a question of conflict of laws.

 10.4.DISCLOSURE AND DISCOVERY. The arbitrator may, in its discretion, allow the parties to make reasonable disclosure and discovery in regard to any matters which are the subject of the arbitration and to compel compliance with such disclosure and discovery order. The arbitrator may order the parties to comply with all or any of the disclosure and discovery provisions of the Federal Rules of Civil Procedure, as they then exist, as may be modified by the arbitrator consistent with the desire to simplify the conduct and minimize the expense of the arbitration.

 10.5.RULES OF LAW. Regardless of any practices of arbitration to the contrary, the arbitrator will apply the rules of contract and other law of the jurisdiction whose law applies to the arbitration so that the decision of the arbitrator will be, as much as possible, the same as if the dispute had been determined by a court of competent jurisdiction.
 10.6.FINALITY AND FEES. Any award or decision by the American Arbitration
Association shall be final, binding and non-appealable, except as to errors of law or the failure of the arbitrator to adhere to the arbitration provisions contained in this agreement. Each party to the arbitration shall pay its own costs and counsel fees except as specifically provided otherwise in this agreement.

 10.7.MEASURE OF DAMAGES. In any adverse action, the parties shall restrict themselves to claims for compensatory damages and/or securities issued or to be issued and no claims shall be made by any party or affiliate for lost profits, punitive or multiple damages.

 10.8.COVENANT NOT TO SUE. The parties covenant that under no conditions will any party or any affiliate file any action against the other (except only requests for injunctive or other equitable relief) in any forum other than before the American Arbitration Association, and the parties agree that any such action, if filed, shall be dismissed upon application and shall be referred for arbitration hereunder with costs and attorney's fees to the prevailing party.

 10.9.INTENTION. It is the intention of the parties and their affiliates that all disputes of any nature between them, whenever arising, whether in regard to this agreement or any other matter, from whatever cause, based on whatever law, rule or regulation, whether statutory or common law, and however characterized, be decided by arbitration as provided herein and that no party or affiliate be required to litigate in any other forum any disputes or other matters except for requests for injunctive or equitable relief. This agreement shall be interpreted in conformance with this stated intent of the parties and their affiliates.

 10.10. SURVIVAL. The provisions for arbitration contained herein shall survive the termination of this agreement for any reason.

11.0 ASSIGNMENT.

 In order to better carry out the Transactions, PAGEONE may assign all or parts of this agreement provided that the assignee agrees to all the terms and conditions of this agreement pertaining to such assignment. An assignment will not relieve PAGEONE of any of its obligations under this agreement.

12.0 CONFIDENTIALITY.

 As a result of entering into this agreement AMSTAR will have access to information which PAGEONE regards as confidential and proprietary regarding
PAGEONE's methods of carrying out the Transactions (collectively the "Business of PAGEONE"). AMSTAR agrees that it will not, except as reasonably required pursuant to this Agreement, by law or the rules or regulations of any state or federal securities commission, use itself, or divulge, furnish, or make accessible to any person any knowledge, know-how, techniques, or information with respect to PAGEONE or the Business of PAGEONE without the prior written agreement of PAGEONE.

13.0 TERMINATION.

 PAGEONE may terminate this agreement, without further obligation or liability, at any time if the Company fails to meet its obligations under this agreement in a manner which would constitute a material breach.

14.0 MISCELLANEOUS.

 14.1. COVENANT OF FURTHER ASSURANCES. The parties agree to take any further actions and to execute any further documents which may from time to time be necessary or appropriate to carry out the purposes of this agreement.

 14.2. SCOPE OF AGREEMENT. This agreement constitutes the entire understanding of the parties. No undertakings, warranties or representations have been made other than as contained herein, and no party shall assert otherwise. This agreement may not be changed or amended orally.

 14.3. CURRENCY. All references to currency in this agreement are to United
States Dollars.
 14.4. REVIEW OF AGREEMENT. Each party acknowledges that it has had time to review this agreement and, as desired, consult with counsel. In the interpretation of this agreement, no adverse presumption shall be made against any party on the basis that it has prepared, or participated in the preparation of, this agreement.

 15.0 EFFECTIVE DATE.

 The effective date of this agreement is January 25, 2000.

 IN WITNESS WHEREOF, the parties have approved and executed this agreement.

 PageOne Business Productions, LLC

 /s/ George Todt
 -------------------------------------
 George Todt, Managing Member


 AmeriStar Corp.

 /s/ O. Russell Crandall
 -------------------------------------
 O. Russell Crandall, Chairman of the Board

 EXHIBIT10(g) LOAN AGREEMENT DATED JANUARY 12, 2000


  LOAN AGREEMENT


This Agreement (the "Agreement") is made and entered into this 12th day of January, 2000, by and between -------------- ("Lender"), an individual residing at -----------------------------------------------, and AmeriStar Corp. and/or
assigns ("Borrower"), with offices located in care of AmeriStar Network, Inc., 321 North Mall Drive, Suite K-102, St. George, UT 84790.

Lender and Borrower may collectively be referred to herein as the "Parties".

  RECITALS

WHEREAS, Borrower is simultaneously entering into a Subscription Agreement with Lender under which Lender is purchasing an aggregate of Eight Million
(8,000,000) shares of the common stock of Borrower (the shares of common stock of Borrower shall be referred to hereinafter as the "Stock"), and Lender expects to utilize the value of the Stock to obtain capital for the acquisition of assets and/or securities of other businesses in connection with the operations of Borrower;

WHEREAS, Lender has represented to Borrower that Lender may be able to utilize the Stock to obtain the funds aggregating Sixty-Five Million U.S. Dollars
(US$65,000,000) to loan to Borrower in accordance with the terms and conditions of this Agreement; and

WHEREAS, Borrower and Lender are willing to comply with the herein contained terms and conditions for the aforesaid loan to Borrower;
NOW, THEREFORE, in consideration of the herein contained recitals, the mutual covenants set forth herein and other good and valuable consideration, the receipt and sufficiency of which are acknowledged, the parties agree as follows:

1. RECITALS

 The foregoing recitals shall be deemed to be a part of this agreement for all purposes and not merely recitals.

2. TERMS OF LOAN

 a. Lender shall loan an aggregate of Thirty-Five Million Dollars ($35,000,000) to Borrower in an initial funding (the "Initial Funding") in accordance with the terms and conditions of this
 Agreement. The Initial Funding shall be made in four increments in the respective amounts of $3,500,000 ("First Traunche"), $10,500,000 ("Second
Traunche"), $10,500,000 ("Third Traunche") and $10,500,000 ("Fourth Traunche") and in the manner set forth herein.

 b. Lender shall loan an additional Thirty Million Dollars ($30,000,000) to Borrower in a subsequent funding (the "Second Funding") in accordance with the terms and conditions of this Agreement. The Second Funding shall be made in three increments, each in the amount of $10,000,000 and in the manner set forth herein.

 c. Lender will provide the First Traunche of the Initial Funding no later than twenty (20) business days after the Borrower shall have deposited the Stock into the Designated Account, but in no event prior to Borrower having furnished to Lender documentation substantiating that either (i) the daily closing market price for Borrower's Stock shall have been a price of at least $5.00 per share and trading at an average volume of at least fifteen thousand (15,000) shares per day for twenty (20) business days in a period of thirty (30) business days or less, or (ii) three of the Targets (as that term is defined in Paragraph
3.a. below) are ready to close with Borrower and all that is necessary to close same is the cash provided by the Initial Funding; and Lender shall have three
(3) business days thereafter in which to make such payment. Subsequent to the provision of the First Traunche, Lender shall not be required to provide any other funding required hereunder on its respective due date if condition (i) immediately above shall not have been met, instead providing such funding on the day subsequent to condition (i) above having been met. The remaining increments of the Initial Funding shall be provided monthly thereafter on the same day of each calendar month as the First Traunche shall have been made, commencing on the next calendar month after the First Traunche shall have been made and continuing for consecutive calendar months until all four increments shall have been provided, or as otherwise deemed necessary by mutual agreement to close Target Transactions, subject to condition (i) above having been met.

 d. Lender will provide the first increment of the Second Funding no later than thirty (30) business days after Lender has made the Fourth

 Traunche; PROVIDED, HOWEVER, prior to the provision of the first increment of such Second Funding, Borrower shall submit to Lender for Lender's approval, such approval to be not unreasonably withheld, the Targets (as that term is defined in Paragraph 3.a below) in which Borrower intends to acquire or invest on the securities thereof with the funds provided by such Second Funding.
Lender shall not be required to provide any increment of the Second Funding required hereunder on its respective due date if the daily closing market price for Borrower's Stock shall not have been at a price of at least $5.00 per share price and trading at an average volume of at least fifteen thousand (15,000) shares per day for twenty (20) business during the thirty (30) days preceding the due date of an increment of the Second Funding, instead providing such funding on the day subsequent to condition (i) set forth in Paragraph 2.c above having been met. The remaining increments of the Second Funding shall be provided monthly thereafter on the same day of each calendar month as the first increment of the Second Funding shall have been made, commencing on the next calendar month after the first increment of the Second Funding shall have been made and continuing for consecutive calendar months until all three increments shall have been provided, or as otherwise deemed necessary by mutual agreement to close Target Transactions. e. Simultaneously with execution of this Agreement by the Parties, Borrower shall execute a series of promissory notes payable to the order of Lender (the "Notes") and deliver same to Lender's
Attorney to be held in escrow in accordance with the provisions of the Subscription Agreement. The Notes shall be prepared by Lender's Attorney, shall bear interest at 6% per annum before maturity and 18% per annum after maturity, shall be for a term of one (1) year and shall otherwise be in form acceptable to Lender. The Notes are identified as follows:

 NOTE PRINCIPAL AMOUNT
 ---- ----------------
 Series A $ 3,500,000
 Series B $10,500,000
 Series C $10,500,000
 Series D $10,500,000
 Series E $10,000,000
 Series F $10,000,000
 Series G $10,000,000


 f. Upon receipt by Borrower of the First Traunche, the Series A Note shall be deemed delivered to Lender and such date shall be deemed to be the date on which the Series A Note was made. The due date of the Series A Note shall be the first anniversary of the Series A Note. g. Upon receipt by Borrower of the Second Traunche, the Series B Note shall be deemed delivered to Lender and such date shall be deemed to be the date on which the Series B Note was made. The due date of the Series B Note shall be first anniversary of the Series B Note. h. Upon receipt by Borrower of the Third Traunche, the Series C
Note shall be deemed delivered to Lender and such date shall be deemed to be the date on which the Series C Note was made. The due date of the Series C Note shall be the first anniversary of the Series C Note. i. Upon receipt by Borrower of the Fourth Traunche, the Series D Note shall be deemed delivered to Lender and such date shall be deemed to be the date on which the Series D Note was made. The due date of the Series D Note shall be the first anniversary of the Series D Note.

 j. Upon receipt by Borrower of the first increment of the Second Funding, the Series E Note shall be deemed delivered to Lender and such date shall be deemed to be the date on which the Series E Note was made. The due date of the Series
E Note shall be the first anniversary of the Series E Note.

 k. Upon receipt by Borrower of the second increment of the Second Funding, the Series F Note shall be deemed delivered to Lender and such date shall be deemed to be the date on which the Series F Note was made. The due date of the Series
F Note shall be the first anniversary of the Series F Note.

 l. Upon receipt by Borrower of the third increment of the Second Funding, the Series G Note shall be deemed delivered to Lender and such date shall be deemed to be the date on which the Series G Note was made. The due date of the Series
G Note shall be the first anniversary of the Series G Note.
 m. Lender's Attorney is hereby authorized and instructed to enter the dates of the making of the Notes and their respective due dates as determined in the preceding subparagraphs.

 n. In the event any funds are held or to be held in escrow pursuant to this Agreement, the escrow agent for such funds shall be Lender's Attorney, who shall hold and maintain such funds pursuant to this Agreement. Lender's
Attorney shall be permitted to establish such accounts as are reasonable under the circumstances so that the party or parties entitled to the income therefrom will be able to derive such income. Lender's Attorney shall be entitled to reimbursement for all expenses incurred and a reasonable fee for the management of such accounts and shall be paid for such fee and expenses, if any, out of the funds in the accounts.

3. CONDITIONS, REQUIREMENTS, EXCLUSIVE REMEDIES

 a. Borrower represents that the purpose of the transfer of Borrower's Stock to Lender is to enable Lender to raise capital to loan to Borrower to engage in the acquisition of assets and/or investment in businesses (the "Targets") or merger with such Targets related to and in connection with the operations of Borrower and its plan for growth. Borrower represents that the following
Targets constitute the entirety of the Targets and their respective projected acquisition costs that Borrower has identified and disclosed to Lender and that Borrower intends to acquire or make an investment in the securities of such
Targets:

 b. No later than thirty (30) business days after Lender's Stock shall have been deposited to the Designated Accounts, Borrower shall provide to
Lender an executed contract between Borrower and Targets confirming their agreement to the following: (i) that each such Target identified in this Agreement is considering being acquired by Borrower or is prepared to accept an investment by Borrower and that the projected acquisition cost or investment are approximately as stated in this Agreement;

 (ii) that Lender shall have the option of disbursing loan proceeds set forth hereunder to Borrower or directly to a Target on behalf of Borrower.

 c. No later than sixty (60) business days after Lender's Stock shall have been deposited to the Designated Accounts, Borrower shall produce to Lender letters of intent executed by the Borrower and by each Target confirming and acknowledging (i) the intent of the Borrower to acquire or invest in such Target, (i) the intent of the Target to be acquired by or sell its securities to Borrower, (iii) the financial details of each acquisition or investment, and
(iv) the projected closing date of each acquisition or investment.

 d. If at any time during the period of funding of this loan, any projected closing date for these acquisitions shall not have occurred as stated in the letters of intent, or any such closing is not ready to occur by the time a funding is to be made, a pro rata portion of such funding may, at Lender's sole option, be held in escrow and not disbursed or deemed disbursed to Borrower unless and until such delayed closings shall have occurred or are about to occur and for which such funds are necessary. The purpose of the last sentence is to assure that the proceeds from this transaction are utilized for the intended acquisitions or investments; provided, however, that up to ten (10%) percent of the total loan, as funded, may be directed and disbursed by Borrower, at its sole discretion, to be used in the general operations of Borrower. Borrower shall have the right to substitute new targets for the Targets identified herein; provided, however, the acquisition or investment transactions contemplated hereby shall not change in any substantial or material aspect as a result of substitutions.

 e. Until the First Traunche shall have been made, all of Lender's Stock shall remain in the Designated Accounts, except only in the event Lender is required to move same for use as collateral in raising the funds for this loan. After each funding shall have been made, Lender shall be entitled to transfer, alienate, hypothecate or encumber that number of shares equal to the amount of each such funding at the conversion value of such shares. At such time as the Lender shall have funded $14,000,000 of the loan, Lender shall thereafter be free to transfer, alienate, hypothecate or encumber all or any portion of the Stock.

 f. Borrower shall have the option, so long as Borrower is not in default of any of the notes, to repurchase Lender's Stock for the price of $14.00 per share.

 g. The following remedies are designed to give neither party any incentive, reason or advantage for breaching or terminating this transaction, but instead to give both parties every reason to complete the performance of this
Agreement:

 (i) BORROWER'S REMEDY. In the event any funding of the loan is not made within ten (10) days after its due date, Borrower shall have the option to terminate further performance of this transaction and obtain return of Lender's Stock remaining encumbered pursuant to the Subscription Agreement executed simultaneously with this Agreement after written notice to the Lender and three
(3) business days shall have thereafter passed without cure of the failure to fund. Upon receipt of such notice and lapse of the cure period without cure, Lender and Borrower shall instruct the depository institution at which the Designated Accounts are located to immediately begin to effect the release of said Lender's Stock and transfer and return of same to Borrower in the same proportionate ownership as in effect immediately prior to execution of this Agreement. The Parties understand that return of said Lender's Stock may require certain time as dictated by law and/or by the depository institution.
The termination of further performance of this transaction and return of said
Lender's Stock shall be the exclusive remedy of the Borrower for Lender's breach of this Agreement, and the Borrower waives any other remedies at law or in equity. If Borrower must resort to judicial process in order to obtain return of such Stock, then Lender shall be responsible to Borrower for reasonable attorneys fees and court costs incurred thereby. In order to facilitate the return of said Lender's Stock to the Borrower, the Parties agree that such of Lender's Stock to which Borrower shall be entitled to obtain return shall be deemed invalid and wrongfully endorsed by mutual consent (with no liability between or among the Parties for such invalidity or wrongful endorsement), and the Parties shall take all reasonable actions to obtain return thereof, including notice of a stop order cancellation. (ii) LENDER'S
REMEDY. In the event Borrower shall for any reason or for no reason fail or refuse to close the acquisition of or investment in the Targets in the manner established by the letters of intent, fundings of the loan may, as stated elsewhere herein, be held in escrow until such time as the acquisition or merger shall be closed. If any of said closings do not occur within a reasonable time after they were initially scheduled, then the portion of the moneys held in escrow that were earmarked for such failed closings shall be returned to Lender and the total loan amount shall be deemed to be reduced by the amount of such return.

 h. From the time this Agreement is executed until such time as Lender shall have funded $14,000,000 of the Loan, Lender's name shall not be set forth in any press releases or other documents intended for general dissemination or circulation unless dictated by regulatory requirements, and all releases shall first be made available to Lender for review prior to release.
 i. The chronology of events and requirements hereunder shall be deemed to establish a series of conditions precedent to events and requirements subsequent thereto. In other words, any event or requirement that is to occur before any other event or requirement shall be a condition precedent to such other event or requirement, and the failure or delay of such condition shall be good reason for the failure or delay of such other event or requirement.

4. CONTINUING REPRESENTATIONS AND WARRANTIES, SAVINGS CLAUSE, INDEMNIFICATION
a. Borrower represents and warrants, which representations and warranties shall continue so long as there remains any performance hereunder due by any of the Parties and which shall survive this transaction and its full performance, as follows: (i) that Lender's Stock shall be shares of the capital stock of Borrower that are non-assessable and non-callable and that Borrower will produce proof of such no later than the time for producing letters of intent regarding acquisition of or investment in Targets as provided elsewhere herein;
 (ii) that the transactions set forth herein and contemplated hereby are fully and completely authorized by Borrower, do not conflict with and are not in violation of any of the minutes or organizational documents of Borrower or any contracts to which the Borrower may be a party;

 (iii)that Borrower is and shall be in full compliance with all requirements of applicable jurisdictions and the Securities Exchange Act of 1934, as amended and all applicable securities laws;

 (iv) that the transaction set forth herein and contemplated hereby is not in violation of the provisions of the Securities Exchange Act of 1934, as amended;
and
 (v) that Borrower has reviewed this Agreement in its entirety and has obtained independent advice of counsel before executing same, or has decided of its own volition not to seek such counsel and/or to follow advice of such counsel.
 b. If any term, covenant, condition or provision of this agreement or the application thereof, at any time or to any extent, is held invalid or unenforceable, the remainder of this agreement shall not be affected, and each other term, covenant, condition, and provision of this agreement shall be valid and enforceable to the fullest extent permitted by law. c. Borrower hereby holds Lender harmless and indemnifies Lender from and against any and all claims, assertions, actions, causes of action, damages, losses, costs and attorneys fees that may arise in connection with this Agreement and this transaction and which may be claimed or asserted by persons or entities not party to this Agreement, except as may be asserted by Lender or any persons or entities claiming by, through, under or against Lender. For purposes of this paragraph, Lender shall be deemed to include Lender's officers, agents, directors, stockholders, employees and attorneys.
5. NOTICES

 a. Any notice required or advisable hereunder, from Borrower to Lender or from Lender to Borrower, shall be deemed served effective upon receipt by the intended recipient and shall be given only by personal delivery or by registered or certified mail return receipt requested, addressed to the Borrower or to the Lender. The Parties may communicate by facsimile transmission, but notices given in this manner shall be deemed as received only if such receipt is explicitly or implicitly acknowledged by the intended recipient. Notices received by a majority of the persons and entities in the Borrower group shall be deemed as received by all of them if such notices have been sent to all of them. For purposes hereof, the following addresses and fax numbers are furnished:

 (i) Borrower:

 AmeriStar Corp., c/o AmeriStar Network, Inc., 321 North Mall Drive, Suite K-
102, St. George, Utah; Fax: 435-656-1207.

 (ii) Lender:

 --------------------


6. CONFIDENTIALITY

 a. This agreement will be maintained confidential and will not be reproduced in any manner whatsoever to any person or entity not a Party hereto, excluding attorneys engaged by any of the Parties, court order or government order. Both Parties agree not to circumvent the legitimate interests of the other, and to maintain strict confidentiality regarding the transaction.
 b. Each Party shall maintain the confidentiality of trade secrets, techniques and contacts of the other Party.

7. BROKERS

 The Parties represent and agree that there are no brokers or finders or any other persons or entities who may be entitled to brokerage or finder's or introducer's fees, with the sole exception of Jay Bonds, for whom Lender agrees to be solely responsible for the payment of any and all fees that may inure to him as a result of the transaction contemplated herein; Lender holds Borrower harmless in connection with same. In all other events, each party hereto hereby indemnifies and holds the other harmless in the event any person or entity claims or asserts a claim to brokerage or finder's or introducer's fees or the like, and each indemnitor shall provide such indemnification in the event a claim is made through that indemnitor. All such indemnification shall include liability, loss, damage, costs and attorneys fees.


8. MISCELLANEOUS

 a. This agreement constitutes the sole agreement between the Parties hereto, with respect to the subject matter herein and cannot be amended or waived except by an instrument in writing signed by the Party to be bound thereby. Unless and except as otherwise provided herein, no prior or contemporaneous discussions between or among or representations of any of the Parties shall be admissible to change, modify or amend the provisions hereof.

 b. This agreement shall be governed and construed in accordance with the laws of the State of Florida.

 c. Borrower acknowledges that Lender is not acting as a mortgage or securities broker or dealer or acting in any capacity as an investment advisor as defined under the Investment Advisors Act of 1940 or other similar law. This agreement is not intended for the purpose of buying or trading securities, or offering counsel or advice with respect to any such activities. This agreement is a single private transaction.
 Borrower has sought or agrees to seek the advice of counsel in connection with the negotiation and consummation of any transaction contemplated hereunder, or has waived such as provided otherwise herein.

 d. All references herein to dollars shall be deemed to mean currency of the United States of America, United States Dollars.

 e. All references herein to the singular, plural, or any gender, shall be deemed to include the singular, plural, and any or all genders, as applicable.

 f. All references herein to the Stock shall be deemed to include Lender's
 Stock and all certificates representing Lender's Stock.


  11



 g. This agreement is the result of negotiation between and among the Parties. There shall not be applied a rule of construction which construes any provision hereof or the entirety hereof against the party who prepared or whose counsel prepared this agreement.

 h. The Parties recognize that Borrower is contemplating a merger with another entity, and it is intended that this Agreement shall follow such merger so that the surviving entity is bound to this Agreement as Borrower.

 i. This agreement may be executed in counterparts, and each counterpart will be deemed as if signed by all signatories who have signed a counterpart.

 j. Facsimile copies hereof, containing facsimile signatures of the signatories, shall be deemed as originals and given the same operative effect and have the same enforceability as originals.


9. PRIOR AGREEMENTS

 All prior documents that may appear to be or be deemed to be agreements or contracts between the Parties related in any way to the stock of the Corporation are void and of no effect. The Parties acknowledge that other such documents may have been signed but were never delivered or deemed delivered by one party to the other or considered by the Parties to have created a binding obligation among them. The Parties agree and acknowledge that this Agreement is the first and final agreement between them in relation to the Notes and Lender's Stock, unless and except as this Agreement may be amended or modified in the manner permitted herein.



  12




  SIGNATURE PAGE



IN WITNESS THEREOF, the Parties have caused this Agreement to be executed as of the day first above written.


Borrower:  Lender:

AMERISTAR CORP.


/s/ Oscar Russell Crandall, Jr.
------------------------------- ----------------------------
Oscar Russell Crandall, Jr. --------------, Individually
Chairman of the Board

Lender's Attorney, as Escrow Agent:

/s/ Mark A. Marder
-----------------------------------
Mark A. Marder, Esquire




  13




<EXHIBIT>10(h) SUBSCRIPTION AGREEMENT DATED JANUARY 12, 2000



   EXHIBIT 10.3

 SUBSCRIPTION AGREEMENT


This Subscription Agreement (the "Subscription Agreement") is made and entered into this 12th day of January, 2000, by and between ----------------
("Purchaser"), an individual residing at --------------------------------------
-
-----, and AmeriStar Corp. and/or assigns (the "Company"), with offices located in care of AmeriStar Network, Inc., 321 North Mall Drive, Suite K-102, St.
George, UT 84790.

Purchaser and the Company may collectively be referred to herein as the "Parties".

  RECITALS

WHEREAS, Purchaser desires to purchase and the Company desires to sell Eight
Million (8,000,000) shares of the common stock of the Company (the "Stock"), and the Parties are simultaneously entering into a Loan Agreement (the "Loan
Agreement"), which is attached hereto and incorporated herein, pursuant to which
Purchaser intends to loan the Company an aggregate of Sixty-Five Million U.S.
Dollars (US$65,000,000);

WHEREAS, Purchaser has represented to the Company that Purchaser may be able to utilize the Stock to obtain the funds aggregating Sixty-Five Million U.S.
Dollars (US$65,000,000) to loan to the Company in accordance with the terms and conditions of this Agreement; and

WHEREAS, the Company and Purchaser are willing to comply with the herein contained terms and conditions for the transfer and delivery of the Company's
Stock to Purchaser as hereinafter set forth with the understanding by the Parties that such Stock as is so transferred to Purchaser will be under the control and ownership of the Purchaser during the term of and conditioned upon the performance of this Agreement.

NOW, THEREFORE, in consideration of the herein contained recitals, the mutual covenants set forth herein and other good and valuable consideration, the receipt and sufficiency of which are acknowledged, the parties agree as follows:


1. RECITALS

 The foregoing recitals shall be deemed to be a part of this agreement for all purposes and not merely recitals.


  1



2. TRANSFER OF THE STOCK

 a. The Company acknowledges that it is concurrently herewith delivering its certificates representing an aggregate of Eight Million
 (8,000,000) shares of the Company's Stock, which shall be issued as sixteen certificates each representing 500,000 shares (the Stock and the certificates issued in Purchaser's name shall be hereinafter referred to as the "Purchaser's Stock"). Purchaser shall have the right to cause the Company to issue any such new certificate in the name of Purchaser's assignee(s), and for purposes hereof, such certificates shall be considered to be issued in Purchaser's name.

 b. The purchase price for the first Five Million (5,000,000) shares of the Company's Stock purchased hereunder shall be Seven U.S. Dollars
 ($7.00) per share, and the purchase price for the balance of Three
 Million (3,000,000) shares of the Company's Stock purchased hereunder shall be Ten U.S. Dollars ($10.00) per share, such purchase price paid in accordance with the provisions of subparagraph e of this Paragraph
 2.

 c. Upon execution of this Agreement and the issuance of the stock certificates in Purchaser's name, said certificates shall be delivered to Purchaser's attorney, Mark A. Marder ("Purchaser's Attorney"), for subsequent deposit in Purchaser's account or accounts at a bank or other depository located in the United States to be designated by Purchaser ("Designated Accounts"). Purchaser shall have and enjoy all incidents and indices of ownership of Purchaser's Stock. Purchaser intends to utilize the Designated Accounts and the Stock to raise the funds for the loan to the Company. Upon deposit of Purchaser's Stock into the Designated Accounts, Purchaser shall advise the Company of the location of the Designated Accounts and the depository institution at which they are located; PROVIDED, HOWEVER, the Company agrees to not contact said institution or cause or permit same to be contacted in any way on its behalf, except as is set forth in Paragraph 3.g.(i) of the Loan Agreement.

 d. The Parties intend for the transfer and deposit of the Stock into the Designated Accounts to be effectuated immediately upon, or within three (3) business days after, execution of this Agreement, or in the event the Company has entered into an agreement to merge with a publicly-held company, then three (3) business days after that merger has become effective. However, the Parties understand that the


  2


 transfer agent and the depository institution may be governed by procedures, guidelines and laws that may cause these steps to take additional time. The Parties shall cooperate and take all reasonable measures to see that these steps are accomplished as quickly as the transfer agent and depository institution can effect same, shall not hamper these procedures in any way, and shall instruct and direct the transfer agent and depository institution to act with all due and reasonable haste.

 e. Payment shall be made by delivery to the Company of the Notes issued in accordance with Paragraph 2 of the Loan Agreement, which the Company shall have delivered into escrow with Purchaser's Attorney, in accordance with the following schedule:

 (i) The Series A Note shall be endorsed to the Company as paid in full and delivered to the Company by Purchaser's Attorney upon funding of the Second Traunche and delivery of the Series B Note to Purchaser (which shall remain in escrow with Purchaser's
 Attorney).

 (ii) The Series B Note shall be endorsed to the Company as paid in full and delivered to the Company by Purchaser's Attorney upon funding of the Third Traunche and delivery of the Series C Note to Purchaser (which shall remain in escrow with Purchaser's
 Attorney).

 (iii)The Series C Note shall be endorsed to the Company as paid in full and delivered to the Company by Purchaser's Attorney upon funding of the Fourth Traunche and delivery of the Series D Note to Purchaser (which shall remain in escrow with Purchaser's
 Attorney).

 (iv) The Series D Note shall be endorsed to the Company as paid in full and delivered to the Company by Purchaser's Attorney upon funding of the first increment of the Second Funding and delivery of the Series E Note to Purchaser (which shall remain in escrow with Purchaser's Attorney).

 (v) The Series E Note shall be endorsed to the Company as paid in full and delivered to the Company by Purchaser's Attorney upon funding of the second increment of the Second Funding and delivery of the Series F Note to Purchaser (which shall remain in escrow with Purchaser's Attorney).



 (vi) The Series F Note shall be endorsed to the Company as paid in full and delivered to the Company by Purchaser's Attorney upon funding of the third increment of the Second Funding and delivery of the Series G Note to Purchaser (which shall remain in escrow with Purchaser's Attorney).

 (vii)The Series G Note shall be endorsed to the Company as paid in full and delivered to the Company by Purchaser's Attorney upon the latter of (i) thirty (30) business days of the delivery of the Series G Note to Purchaser's Attorney, or (ii) on the day subsequent to condition (i) set forth in Paragraph 2.c of the Loan Agreement has been met.


3. RIGHTS AND PRIVILEGES INCIDENT TO OWNERSHIP OF STOCK

 a. At all times, unless provided otherwise herein, Purchaser shall have and enjoy all rights of ownership and possession of Purchaser's Stock free and clear of any claim of the Company or any person or entity claiming by, through, under or against the Company or any of the persons or entities comprising the Company. This includes the right to vote, the right to receive dividends, and the right to alienate or encumber Purchaser's Stock.

 b. In the event of the termination of performance hereunder such that the Company will be receiving return of any of Purchaser's Stock, such Purchaser's Stock as the Company receives back shall be free and clear of any claim of the Purchaser or any person or entity claiming by, through, under or against the Purchaser.

 c. The Company shall include, at its sole expense, Purchaser's Stock in any registration statement filed with the Securities and Exchange
 Commission (the "SEC") pursuant to a public offering. Purchaser shall have the right, at any time and at its sole expense, to require the Company to file a registration statement with the SEC to register
 Purchaser's Stock, and in the event the Company does not file such a registration statement within a reasonable time, Purchaser shall be provided with injunctive relief, as well as money damages, and the expense of such registration shall be borne solely by the Company.


4. CONTINUING REPRESENTATIONS AND WARRANTIES, SAVINGS CLAUSE, INDEMNIFICATION

 a. The Company represents and warrants, which representations and warranties shall continue so long as there remains any performance hereunder due by any of the Parties and which shall survive this transaction and its full performance, as follows:

 (i) that Purchaser's Stock shall be shares of the capital stock of the Company that are non-assessable and non-callable and that the Company will produce proof of such no later than the time for producing letters of intent regarding acquisition of or investment in Targets as provided elsewhere herein;

 (ii) that the transactions set forth herein and contemplated hereby are fully and completely authorized by the Company, do not conflict with and are not in violation of any of the minutes or organizational documents of the Company or any contracts to which the Company may be a party;

 (iii)that the Company is and shall be in full compliance with all requirements of applicable jurisdictions and the Securities
 Exchange Act of 1934, as amended and all applicable securities laws;

 (iv) that the transaction set forth herein and contemplated hereby is not in violation of the provisions of the Securities Exchange Act of 1934, as amended; and

 (v) that the Company has reviewed this Agreement in its entirety and has obtained independent advice of counsel before executing same, or has decided of its own volition not to seek such counsel and/or to follow advice of such counsel.

 b. If any term, covenant, condition or provision of this agreement or the application thereof, at any time or to any extent, is held invalid or unenforceable, the remainder of this agreement shall not be affected, and each other term, covenant, condition, and provision of this agreement shall be valid and enforceable to the fullest extent permitted by law.


 c. The Company hereby holds Purchaser harmless and indemnifies Purchaser from and against any and all claims, assertions, actions, causes of action, damages, losses, costs and attorneys fees that may arise in connection with this Agreement and this transaction and which may be claimed or asserted by persons or entities not party to this Agreement, except as may be asserted by Purchaser or any persons or entities claiming by, through, under or against Purchaser. For purposes of this paragraph, Purchaser shall be deemed to include
 Purchaser's officers, agents, directors, stockholders, employees and attorneys.

5. NOTICES

 Any notice required or advisable hereunder, from the Company to Purchaser or from Purchaser to the Company, shall be deemed served effective upon receipt by the intended recipient and shall be given only by personal delivery or by registered or certified mail return receipt requested, addressed to the Company or to the Purchaser. The Parties may communicate by facsimile transmission, but notices given in this manner shall be deemed as received only if such receipt is explicitly or implicitly acknowledged by the intended recipient. Notices received by a majority of the persons and entities in the Company group shall be deemed as received by all of them if such notices have been sent to all of them. For purposes hereof, the following addresses and fax numbers are furnished:

 The Company:

 AmeriStar Corp., c/o AmeriStar Network, Inc., 321 North Mall
 Drive, Suite K-102, St. George, Utah; Fax: 435-656-1207.

 Purchaser:

 -----------------------------------



6. CONFIDENTIALITY

 a. This agreement will be maintained confidential and will not be reproduced in any manner whatsoever to any person or entity not a Party hereto, excluding attorneys engaged by any of the Parties, court order or government order. Both Parties agree not to circumvent the legitimate interests of the other, and to maintain strict confidentiality regarding the transaction.

 b. Each Party shall maintain the confidentiality of trade secrets, techniques and contacts of the other Party.


7. BROKERS

 The Parties represent and agree that there are no brokers or finders or any other persons or entities who may be entitled to brokerage or finder's or introducer's fees, with the sole exception of Jay Bonds, for whom Purchaser agrees to be solely responsible for the payment of any and all fees that may inure to him as a result of the transaction contemplated herein;
 Purchaser holds the Company harmless in connection with same. In all other events, each party hereto hereby indemnifies and holds the other harmless in the event any person or entity claims or asserts a claim to brokerage or finder's or introducer's fees or the like, and each indemnitor shall provide such indemnification in the event a claim is made through that indemnitor. All such indemnification shall include liability, loss, damage, costs and attorneys fees.


8. ACCREDITED INVESTOR REPRESENTATIONS

 a. DISCLAIMER: THE SECURITIES BEING PURCHASED PURSUANT TO THIS
 SUBSCRIPTION AGREEMENT HAVE NOT BEEN FILED OR REGISTERED WITH OR
 APPROVED BY THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC"), NOR
 HAS THE COMMISSION PASSED UPON THE ACCURACY OR ADEQUACY OF THE
 INFORMATION SUPPLIED TO PURCHASER. NO STATE SECURITIES LAW
 ADMINISTRATOR HAS PASSED ON OR ENDORSED THE MERITS OF THIS TRANSACTION
 OR THE ACCURACY OR THE ADEQUACY OF THE INFORMATION SUPPLIED TO
 PURCHASER. ANY REPRESENTATION TO THE CONTRARY IS UNLAWFUL.

 b. Purchaser has received all materials relating to the Company which Purchaser has requested. The Company has answered all inquiries that Purchaser or his or her representatives have put to it relating to this transaction. Purchaser has taken all the steps necessary to evaluate the merits and risks of an investment in the Company.


 c. Purchaser has such knowledge and experience in finance, securities, investments and other business matters so as to be able to protect his interests in connection with this transaction, ad his investment in the Company is not material when compared to his total financial capacity.

 d. Purchaser understands the various risks of an investment in the Company and can afford to bear such risks, including, but not limited to, the risks of losing his entire investment. Purchaser is aware that the purchase of the Stock is a speculative investment involving a high degree of risk, that there is no guarantee that he will realize any gain from this investment and that he could lose the entire amount of his investment.

 e. Purchaser has no need for liquidity of his investment in the Company and can afford to hold Purchaser's Stock for a substantial period of time. Purchaser is fully aware that an investment in the Company involves significant risks which he may have to bear for an indefinite period of time because (i) the Company has no operating history; (ii) the transfer of Purchaser's Stock is subject to restrictions; (iii) the Stock has not been registered under the Securities Act of 1933
 (the "Act") or under the securities laws of any state and, therefore, cannot be resold unless they are subsequently so registered or an exemption from such registration is available; and (iv) he is acquiring the Purchaser's Stock for investment and not with a view to resale or distribution thereof.

 f. Purchaser represents that: (i) his commitment to the investment is reasonable in relation to his net worth; (ii) he has the requisite knowledge with regard to all of the considerations involved in making this investment; (iii) he can bear the economic risk of losing his entire investment; and (iv) his overall commitment to investments which are not readily marketable is not disproportionate to his net worth and his investment in Purchaser's Stock will not cause such overall commitment to become excessive.

 g. Purchaser represents that the funds provided for this investment are either separate property of Purchaser, community property over which Purchaser has the right of control or are otherwise funds as to which Purchaser has the sole right of management and that the source of the funds are not from any criminal enterprise.

 h. Purchaser is a natural person who qualifies as an "accredited investor" as that term is defined in Section 501(a) of Regulation D promulgated under the Act.


9. MISCELLANEOUS

 a. This agreement constitutes the sole agreement between the Parties hereto, with respect to the subject matter herein and cannot be amended or waived except by an instrument in writing signed by the Party to be bound thereby. Unless and except as otherwise provided herein, no prior or contemporaneous discussions between or among or representations of any of the Parties shall be admissible to change, modify or amend the provisions hereof.

 b. This agreement shall be governed and construed in accordance with the laws of the State of Florida.

 c. The Company acknowledges that Purchaser is not acting as a mortgage or securities broker or dealer or acting in any capacity as an investment advisor as defined under the Investment Advisors Act of 1940 or other similar law. This agreement is not intended for the purpose of buying or trading securities, or offering counsel or advice with respect to any such activities. This agreement is a single private transaction.
 The Company has sought or agrees to seek the advice of counsel in connection with the negotiation and consummation of any transaction contemplated hereunder, or has waived such as provided otherwise herein.

 d. All references herein to dollars shall be deemed to mean currency of the United States of America, United States Dollars.

 e. All references herein to the singular, plural, or any gender, shall be deemed to include the singular, plural, and any or all genders, as applicable.

 f. All references herein to the Stock shall be deemed to include
 Purchaser's Stock and all certificates representing Purchaser's Stock.

 g. This agreement is the result of negotiation between and among the Parties. There shall not be applied a rule of construction which construes any provision hereof or the entirety hereof against the party who prepared or whose counsel prepared this agreement.

 h. The Parties recognize that the Company is contemplating a merger with another entity, and it is intended that this Agreement shall follow such merger so that the surviving entity is bound to this Agreement as the Company. It is the intent of the Parties that the Stock to be issued to the Purchaser is the Stock of the surviving entity of such merger. Purchaser shall be furnished with an executed copy of such merger agreement which shall contain explicit assumption by the surviving entity of the rights and duties of the Company under this Agreement.

 i. This agreement may be executed in counterparts, and each counterpart will be deemed as if signed by all signatories who have signed a counterpart.

 j. Facsimile copies hereof, containing facsimile signatures of the signatories, shall be deemed as originals and given the same operative effect and have the same enforceability as originals.


10. PRIOR AGREEMENTS

 All prior documents that may appear to be or be deemed to be agreements or contracts between the Parties related in any way to the Stock are void and of no effect. The Parties acknowledge that other such documents may have been signed but were never delivered or deemed delivered by one party to the other or considered by the Parties to have created a binding obligation among them. The Parties agree and acknowledge that this Agreement is the first and final agreement between them in relation to the Notes and Purchaser's Stock, unless and except as this Agreement may be amended or modified in the manner permitted herein.


                                 SIGNATURE PAGE

IN WITNESS THEREOF, the Parties have caused this Agreement to be executed as of the day first above written.


The Company:                                         Purchaser:

AmeriStar Corp.


/s/ Oscar Russell Crandall, Jr.
-------------------------------                 -----------------------
Oscar Russell Crandall, Jr.                     -----------------------
Chairman of the Board                                Individually


Purchaser's Attorney, as Escrow Agent:


/s/ Mark A. Marder
-------------------------------------
Mark A. Marder, Esquire




 <EXHIBIT>10(i)  PRESS RELEASE DATED JANUARY 27, 2000
EXHIBIT 99.1



     Immediate Release         Southern California         January 27, 2000

PRESS RELEASE

PageOne Business Productions, LLC. Pacific Palisades, CA (www.invbank.com), financial consultant to JETCO, Inc. announced today that JETCO has merged with AmeriStar, Corp. (a Nevada corporation). The new name selected for the merged companies will be InTec, Inc.

InTec, Inc. has focused on the opportunity of providing government and multi-national corporations with the most advanced Information Technology products and services, and intends to match that with investments in entrepreneurial companies in the early stages of developing and commercializing cutting edge technologies. The significant difference InTec will bring to these companies is an active participation by senior management in the development of the marketing, financing and operating strategies and a distribution capacity in the Information Technology sector unique to InTec, Inc. This business model is not, with rare exceptions, currently utilized by business incubators and venture capitalists.

Senior executives of InTec, Inc. have identified a number of companies that are at the forefront of developed sophisticated technologies in the fields of computer hardware and software, telephony and medical technologies, many of which utilize the Internet for communication with the marketplace.

InTec, Inc. has received a funding commitment through an assignment from AmeriStar Network, Inc. (Symbol: AMWK; Webpage at www.ameristarnetwork.com) of a commitment by a private investor to invest $65 million in InTec, Inc. for the contemplated acquisitions, investment capital and operating capital. The merger and assignment of the funding commitment was negotiated by PageOne and JETCO's
President, Mr. George A. Todt. Mr. Todt stated, "This business combination is another example of matching capital with Internet-powered entrepreneurs, but with seasoned executives and a clear distribution strategy usually missing from early stage companies." InTec, Inc. will operate as an affiliate of AmeriStar
Network, Inc. and will be managed by a team of senior executives with extensive experience in early stage company development and growth.

This press release may contain forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including the risk factors listed in the company's reports filed with the Securities and Exchange
Commission that could cause actual results to differ materially from those projected.

Contact: Betsy Rowbottom
 Vice President
 PageOne Business Productions, LLC
 310.230.6101


 <EXHIBIT> 10(i) AVERY SETTLEMENT AGREEMENT

THIS AGREEMENT ("Agreement") is made this 22nd day of September, 2000, by and among MICHAEL AVERY ("Mr. Avery") and LESLIE CATSMAN-AVERY ("Ms. Catsman-
Avery") and AMERISTAR NETWORK, INC. (the "Company"), a Delaware corporation.
(Hereinafter, Mr. Avery and Ms. Catsman-Avery are together sometimes referred to as the "Averys".)

RECITALS:

A. Ms. Catsman-Avery was a director of the Company until January 27, 2000, and Mr. Avery was an officer and director of the Company's wholly-owned subsidiary, CVS Technologies, Inc. ("CVS"), a Delaware corporation, until December 13,
1999.
B. The parties desire to resolve all claims and disputes between them, and to provide for the Averys' cooperation in any litigation that the Company or CVS may hereinafter commence against Scott Stratton ("Stratton').

C. The parties also desire as part of the resolution of their claims to permit the Company or its designee(s) or transferee(s) to purchase a total of 1,500,000 of the 1,833,334 common shares, par value $.001 each, of the Company
(the "Company Shares") now held by the Averys, at the price and upon the terms and conditions hereinafter provided, and to permit the public sale by the Averys of the remainder of the Company Shares held by them in accordance with applicable federal securities laws.

NOW, THEREFORE, the parties hereto agree as follows:

1. Option To Purchase Shares.
A. Each of the Averys hereby gives the Company the transferable, irrevocable right and option (the "Option") to purchase 1,500,000 Company Shares (the
"Option Shares"), of which the Averys are the registered owners. Each of the Averys agrees to allow AmeriStar or its designee(s) or transferee(s) to exercise this Option in either one bulk transaction, or in three separate transactions of five hundred thousand (500,000) shares each.
B. The Company or its designee(s) or transferee(s) may exercise the Option in the manner provided by this paragraph 1, at any time from the date hereof until the close of business on January 3, 2001 (the "Option Period"), at $.10 per Option Share or an aggregate of $150,000.00 (the "Option Price").

C. The Averys will forward, via overnight delivery, sufficient Stock
Certificates to cover the Option to the Company's transfer agent, OTC Stock
Transfer Co., Salt Lake City, Utah (the "Transfer Agent"), together with stock powers as to each such certificate, signed in blank by the registered holder thereof, with signatures guaranteed by a member firm of the New York Stock
Exchange or by a federally chartered commercial bank, within one business day of receiving confirmation that the Company's Transfer Agent has received the release of the Administrative Stop Order and the opinion of counsel described in paragraph 2.B. below. The Transfer Agent shall hold and dispose of the Option Shares in accordance with the provisions of paragraphs 1 and 2 of this Agreement.

D. The instructions and directions to the Transfer Agent contained in paragraphs 1 and 2 are coupled with an interest and may be terminated or changed only by a writing addressed to the Transfer Agent and signed by both the Averys and the Company.

E. The Option may be exercised at any time during the Option Period by the Company, or its designee(s) or transferee(s) by delivering written notice to the Transfer Agent, such notice referring to this Agreement, and delivering one or more certified or bank cashier's checks to the Transfer Agent for the total
Option Price or the partial Option Price as set forth in Paragraph 1.A. above, payable to the order of Leslie Catsman-Avery and Michael Avery. The Transfer
Agent shall, within one business day of receiving such payment, forward such checks for delivery to the Averys via an overnight delivery service at the Averys at 4255 North Saint Moritz Way, Flagstaff, Arizona 86004 or to such other person or address as the Averys shall have given the Transfer Agent written notice prior to the expiration of the Option Period.
F. Upon receipt of the Option Price or a portion thereof as described in Paragraph 1.A and 1.E. above, the Transfer Agent shall transfer the certificates representing the Option Shares to the Company or to such persons, firms or corporations and in such amounts as shall be designated by the Company or by its designee(s) or transferee(s).

G. Each of the Averys hereby represents and warrants to the Company that (i) each is the sole owner of the Option Shares registered in their respective names, in each case, free and clear of all liens, mortgages and encumbrances of any type or kind, other than as may be imposed by applicable state or federal securities law (ii) each has the right and power to enter into and carry out this Agreement and the actions contemplated hereby and (iii) the execution and consummation of this Agreement by either or both of the Averys will not cause either to violate any contract or order to which either or any of the Option
Shares is subject or bound. Except as set forth in the preceding sentence, neither of the Averys makes any representation about the Company, its affairs, business or prospects to any person, firm or corporation who or which shall be a purchaser or transferee(s) of any of the Option Shares.
H. If the Option is not exercised as to all of the Option Shares on or prior to the expiration of the Option Period in the manner provided by this paragraph 1, the Transfer Agent shall within one business day deliver all of the certificates representing the Option Shares to the Averys at the address and to the persons provided by subparagraph 1E hereof.
I. AmeriStar will be responsible for all charges and expenses associated with the involvement of OTC Stock Transfer, Inc., in creating and facilitating the Option.

Averys' Public Sale of Company Shares.

A. The Averys, and each of them, may publicly offer and sell the remaining total of 333,334 Company Shares (their "Remaining Shares") registered to the
Averys, from and after the date of this Agreement, so long as such offers and sales are made in conformity with Rule 144 promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act").
B. Immediately before execution of this Agreement, AmeriStar has forwarded to the Averys via facsimile, two opinion letters of counsel (one to each of the Averys) stating that each of the Averys may sell their Remaining Shares without prior registration under the Securities Act and in reliance upon and in conformity with the provisions of SEC Rule 144. Upon execution of this Agreement, AmeriStar will deliver originals of said letters to Averys' counsel,. Brent A. Blanchard of the law firm of Allen, Atkin & Clarkson, LLC, of St. George, Utah. AmeriStar agrees to cooperate with the Averys to allow them to obtain subsequent opinion letters from counsel, in the event such are needed for any reason, by forwarding to the Averys or to counsel of their choosing any and all information, including financial and/or SEC regulatory information, required for the formulation of a proper legal opinion regarding trades of their Remaining Shares, within 5 days of their written request for such information. The Transfer Agent agrees to treat any subsequent opinion letters and their instructions according to the same terms as their acceptance of the initial opinion letter being provided by AmeriStar pursuant to this Agreement.
          C. The Transfer Agent is hereby instructed to permit periodic transfers of the Remaining Shares upon the receipt of (i) the above-described opinion of counsel that the Averys may offer and sell the Remaining Shares without prior registration under the Securities Act and in reliance upon and in conformity with the provisions of SEC Rule 144 and (ii) from time to time, the certification of one or more broker-dealer members of the National Association of Securities Dealers, Inc., that such broker-dealer sold shares of their Remaining Shares in conformity with the provisions of SEC Rule 144.

          D. If certificates representing the Option Shares are delivered to the Averys pursuant to subparagraph 1H hereof, such shares shall thereafter have the same status and may be sold subject to the same provisions as their Remaining Shares under this paragraph 2.

          E. AmeriStar agrees to not place or issue any Administrative Stop
Orders against the Averys' Company Shares at any future time.

3. Matters relating to CVS.

A. As soon as practical after the date of this Agreement, each of the Averys shall cause to be delivered to the Company all books, records, bank checking accounts and records, documents, papers, letters patent and applications thereof, correspondence, memoranda, notes and other papers and things relating to or concerning CVS or its operations or business (together, the ACVS
Records@) that are in their respective possession or under their direction or control, and a list of all CVS Records not in the possession or under the direction or control of the Averys, but as to which they have knowledge or information. The Averys each understand that the provisions of subparagraph 3A are material to the Company, and that the Company believes that a breach of any the provisions of this subparagraph or of any of the remaining covenants of the Averys contained in this paragraph 3 would irrevocably harm the Company. Each of the Averys agrees that the provisions of this paragraph may be enforced pursuant to the terms of this Agreement.

B. Simultaneously with the execution of this Agreement, Michael Avery has delivered to the Company a letter, dated the date of this Agreement, addressed to Lord, Bissell & Brook, 115 S. LaSalle Street, Chicago, Illinois 60603, former general counsel to CVS through December 13, 1999, advising said counsel that O. Russell Crandall, Jr., is the president of CVS and also directing such counsel to take instruction only from him or from any person designated by him, specifically with regard to patent matters and intellectual property issues handled by or through said counsel. A copy of such letter is attached to this Agreement as Exhibit 2 and is incorporated herein by reference.
C. Each of the Averys shall cooperate, upon two weeks' notice, with the Company and CVS and its or their counsel in the prosecution of any claim made by it or CVS against Scott Stratton. Such cooperation shall include traveling to and giving testimony at pretrial proceedings and at the trial of each such action.
The Company agrees to prepay reasonable airfare and lodging for the Averys, subject to company prior approval, and shall reimburse the Averys for their meals and other reasonable out-of-pocket expenses incurred in traveling to and attending such proceedings and trial.

4. Mutual Releases.

A. Except as otherwise provided in this Agreement, each of the Averys hereby releases and discharges the Company and CVS and each of their respective directors, officers and shareholders from and against all claims and causes of action, accrued or matured, which either of them have or may have against either or both of the Company or CVS under any state of facts that existed on or prior to the date of this Agreement. Such release shall also be applicable to the heirs, administrators, successors and assigns of each of the persons and entities released hereby.

B. Except as otherwise provided in this Agreement, each of the Company and CVS and either of their subsidiaries, successors and assigns, including each of their respective directors and officers, hereby releases and discharges each of the Averys from and against all claims and causes of action, accrued or matured, which either of them have or may have against either or both of the Averys under any state of facts on or prior to the date of this Agreement. Such release shall also be applicable to the heirs, personal representatives and administrators of each of the Averys.

5. Miscellaneous Provisions.

A. Any notice permitted or required to be given hereunder shall be in writing and sent by certified mail, return receipt requested. If intended for the Company, notice shall be addressed to it, attention of its President, at 321
North Mall Drive Bldg. K 102, St. George, Utah 84790; and if intended for either or both of the Averys, notice shall be addressed him, her or them, at 4255 North Saint Moritz Way, Flagstaff, Arizona 86004. The person to whom notices shall be given may be changed by either party giving the other a notice in the manner provided by this subparagraph.
This Agreement shall be interpreted and enforced under the provisions of the laws of the State of Utah.

All parties to this Agreement consent and agree that that jurisdiction and venue for any legal proceeding arising out of any attempt to enforce the terms of this Agreement or to prevent the breach thereof shall be in the Fifth
District Court of Utah, in and for Washington County.
This Agreement constitutes the entire understanding of the parties hereto and integrates all prior contracts and understanding between the parties and their agents relating to the subject matter hereof. This Agreement may not be varied or changed except by a writing signed by the party to be charged.

IN WITNESS WHEREOF, the parties hereto have executed and delivered this Agreement the day and year first above written.

September ___, 2000.


MICHAEL AVERY

STATE OF _____________________)
  ss.
________________COUNTY )

Subscribed and sworn to before me this ___ day of ______________, 2000, by MICHAEL AVERY, who personally appeared before me and executed the foregoing for the purposes herein set forth.

_______________________________
NOTARY PUBLIC

September ___, 2000


LESLIE CATSMAN-AVERY

STATE OF _______________________)
  ss.
________________ COUNTY )

Subscribed and sworn to before me this ___ day of ______________, 2000, by LESLIE CATSMAN-AVERY, who personally appeared before me and executed the foregoing for the purposes herein set forth.

_______________________________
NOTARY PUBLIC

September ___, 2000.
AMERISTAR NETWORK, INC.

_____________________________
O. RUSSELL CRANDALL, Jr., President

STATE OF _____________________)
  ss.
________________COUNTY )

Subscribed and sworn to before me this ___ day of ______________, 2000, by O.
RUSSELL CRANDALL, Jr. who personally appeared before me and executed the foregoing for the purposes herein set forth.


_______________________________
NOTARY PUBLIC


September ___, 2000.
AGREED TO AS TO THE PROVISIONS OF PARAGRAPHS 1 and 2:

OTC STOCK TRANSFER, INC.


Carolyn Simpson, Authorized Officer

STATE OF _____________________)
  ss.
________________COUNTY )

Subscribed and sworn to before me this ___ day of ______________, 2000, by CAROLYN SIMPSON, who personally appeared before me and executed the foregoing for the purposes herein set forth.

_______________________________
NOTARY PUBLIC

September ___, 2000.

AGREED TO AS TO THE
PROVISIONS OF PARAGRAPH 4:
CVS TECHNOLOGIES, INC.

_____________________________
O. RUSSELL CRANDALL, Jr., President

STATE OF _____________________)
  ss.
________________COUNTY )

Subscribed and sworn to before me this ___ day of ______________, 2000, by O.
RUSSELL CRANDALL, Jr., who personally appeared before me and executed the foregoing for the purposes herein set forth.

_______________________________
NOTARY PUBLIC


 ACKNOWLEDGEMENT AND RECEIPT

RECEIPT is hereby acknowledged of the following certificates representing the common shares of AmeriStar Network, Inc. set forth after the names of the registered owners below, and of signed stock powers as to each such certificate:

Leslie Catsman-Avery


Cert. No.                No. of Shares
2234                     200,000
2235                     200,000
2297                     456,667
SUBTOTAL:                856,667

Michael Avery

Cert. No.                No. of Shares
2284                     200,000
2285                     200,000
2287                     456,667
SUBTOTAL                 856,667

TOTAL SHARES:            1,713,234

OTC STOCK TRANSFER, INC.
Carolyn Simpson, Authorized Officer                    Date

