Form 10KSB/A
period 2000-09-30
AMERISTAR NETWORK INC
filed 2000-11-29
CIK 1086886

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

  10           Other Documents

        (a)    Mortgage Internet Technologies, Inc.
               Intellectual Properties Partial Assignment

        (b)    Mortgage Internet Technologies, Inc.
               Wholesale Lending Center License Agreement

        (c)    Agreement and Plan of Merger with Jetco

        (d)    Articles of Incorporation of Jetco

        (e)    By laws Jetco

        (f)    Loan Agreement

        (g)    Subscription agreement

        (h)    Press release

        (i)    Avery settlement agreement

[CAPTION]



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Board of Directors and Shareholders
   Ameristar Network, Inc.


We have audited the accompanying consolidated balance sheets of AMERISTAR NETWORK, INC. (a Development Stage Company) and its wholly owned subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The financial statements of AMERISTAR NETWORK, INC. (A Development Stage Company) as at December 31, 1997 were audited by other auditor whose report dated July 6, 1998, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as going concern. As discussed in Note 6 to the financial statements, the Company has an accumulated deficit at December 31, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  ROGELIO G. CASTRO
---------------------------
Rogelio G. Castro, CPA
Oxnard, California
August 14, 2000



[CAPTION]
AMERISTAR NETWORK, INC.
(A Development Stage Company)
Consolidated Balance Sheets
As of December 31, 1999 and 1998

                                                            1999      1998
                                                            ----      ----
ASSETS
Current Assets:
  Cash in banks                                        $     5,176   $  332
  Accounts receivable                                       13,000        0
  Note receivable                                                0    2,265
    Total Current Assets                                    18,176    2,597

Property & Equipment:
  Furnitures and equipment                                  22,269    2,523
  Less: accumulated depreciation                            (3,375)    (895)
    Total Fixed Assets                                      18,894    1,628

Other Assets:
  Software distribution rights                             139,854  144,854
  Organization costs                                             0      636

    Total Other Assets                                     139,854  145,490

TOTAL ASSETS                                           $   176,924  149,715

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                     $   152,948    3,680
  Accrued expenses                                          15,316   15,417
  Short term notes payabale                                  1,000   10,000
  Contract payable                                               0  140,000
    Total Current Liabilities                              169,264  169,097
Stockholders' Equity:
  Preferred stocks, $.001 par value
    Authorized shares - 10,000,000
    Issued and outstanding shares- none                          0        0
  Common stocks , $.001 par value
    Authorized shares - 90,000,000
    Issued and outstanding shares- 10,198,712
      and 2,018,866 shares, respectively                    10,199    2,019
  Paid in capital                                        1,401,874   42,663
  Subscriptions receivable                                (249,400)       0
  Deficit accumulated during the development stage      (1,155,013) (64,064)
      Total Stockholders' Equity                             7,660  (19,382)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  176,924  149,715


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS























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



AMERISTAR NETWORK, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the period September 23, 1996
 (inception) to December 31, 1999
                                                                                          Cumulative
                                                  December       December     December    During
                                                  31,            31,          31,         Development
                                                  1999           1998         1997        Stage
                                                  --------       --------     ---------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                     $(1,090,949)     $(34,453)    $ (28,813)  $(1,155,013)
  Adjustments to reconcile net loss to
      net cash used by operating activities:
      Depreciation & amortization                    7,480         5,623           698        13,874
      Services paid by stocks                      518,581                          95       518,676
      Increase in accounts receivable             ( 10,735)        2,265        (8,470)       (8,470)

      Increase (decrease) in accounts payable      155,319         2,758           668       158,999

      Increase (decrease) in  in accrued expenses     (101)       14,605           322        14,974
                                                  --------       --------     ---------   ----------
NET CASH USED BY OPERATING ACTIVITIES             (420,405)       (9,202)       27,030)     (456,960)
                                                  --------       --------     ---------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment             (9,747)        1,348        (2,523)      (10,922)
  Acquisition of software                                0      (150,000)                   (150,000)
  Organizations cost write off                         336                         336
                                                  --------       --------     ---------   ----------
NET CASH USED BY INVESTING ACTIVITIES               (9,411)     (148,652)       (2,523)     (160,586)
                                                  --------       --------     ---------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Notes and contracts payable                     (159,000)      133,450         6,550       (14,000)
  Proceeds from issuance of common stock           593,660        24,732        13,330       636,722


                                                  --------       --------     ---------   ----------
NET CASH PROVIDED  BY FINANCING ACTIVITIES         434,660       158,182        19,880       622,722
                                                  --------       --------     ---------   ----------

INCREASE (DECREASE) IN CASH                          4,844           328         (9,673)       5,176

BEGINNING CASH                                         332             4          9,677           -
                                                  --------       --------     ---------   ----------
ENDING CASH                                       $  5,176        $  332       $      4      $ 5,176
                                                  ========       ========     =========   ==========
DISCLOSURE FROM OPERATING ACTIVITIES
  Interest expense                               $   3,104        $1,071       $  1,804      $ 5,979
NON CASH DISCLOSURE
  1,075,000  shares issued for
 incorporation expenses                           $  1,175
  350,000 shares issured for
 distribution rights                              $    350
1,493,941 shares issued for services            $  518,581        $   95       $518,676
255,000 shares stock
 subscription receivable                        $  249,400       249,400
5500000 shares issued to
 aquire CVS Technologies                             5,500      $  5,500
250000 shares issued to acquire
 Ameristar Mortgage                               $    250      $    250


                         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


AMERISTAR NETWORK, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
For the period September 23, 1996 (Inception) to December 31, 1999

                         Number                                                 Accumulated
                         of           Common        Additional   Stock          During the
                         Shares       Stock         Paid-In-     Subscription   Development
                         Outstanding  at Par Value  Capital      Receivables    Stage          Total
                        ----------    -----------  -----------   -----------   -----------    -------

Balance
 September 23, 1996
 (inception)                     0             0            0

Net loss for the
 period ended
 December 31, 1996                                                              $    (798)      (798)

Stocks issued for
organization costs
 at $.001 per share      1,175,000        1,175                                                1,175

Stocks issued for cash
 at $.10 per share          50,000           50         4,950                                  5,000

Stocks issued for
 marketing rights at       350,000          350                                                  350

                        ----------    -----------  -----------   -----------   -----------   -------
 December 31, 1996       1,575,000        1,575         4,950                        (798)      5,727

Net loss for the
period ended
 December 31, 1997                                                                (28,813)   (28,813)

Shares issued for
professional fees
at $.001 per share          95,000          95
95

Share issued for cash
 at $.001 per share        330,000         330
330

Shares issued for
 cash at $2.00 per share     6,500           6         12,994                                 13,000
                        ----------    -----------  -----------   -----------   -----------   -------
Balance at
 December 31, 1997       2,006,500       2,006         17,944                     (29,611)    (9,661)

Net loss for the
 period ended
 December 31, 1998                                                                (34,453)   (34,453)

Stocks issued for
 cash at $2.00 per share     6,550           7         13,093                                 13,100

Stocks issued for
debt satisfaction at
 $2.00 per share             5,816           6         11,626                                 11,632
                        ----------    -----------  -----------   -----------   -----------   -------
Balance at
December 31, 1998        2,018,866       2,019         42,663                     (64,064)   (19,382)

Net loss for the
 period ended
December 31, 1999                                                              (1,090,949) 1,090,949)

Stocks issued for
 cash at $.63 per share     32,000          32         20,128                                 20,160

Stocks issued for
cash at $.80 per share     562,500         563        449,438                                450,000

Stocks issued for
 cash at $1.00 per share    41,000          41         40,959                                 41,000

Stocks issued for
 cash at $1.25 per share    10,000          10         12,490                                 12,500

Stocks issued for
 cash at $2.00 per share    35,000          35         69,965                                 70,000

Stocks issued for
 services at $1.50         330,000         330        494,670                                495,000

Stocks issued for
 services at $1.62          13,846          14         22,417                                22,431

Stocks issued for
 services at $.001       1,150,000       1,150                                                1,150

Stocks subscriptions
 receivable at $.80         30,500          31         24,370       (24,400)                      0

Stocks subscriptions
 receivable at $1.00       225,000         225        224,775      (225,000)                      0

Stocks issued to
 acquire CVS Tech.       5,500,000       5,500                                                5,500

Stocks issued to
 acquire Ameristar
Mortgage                   250,000         250                                                  250
                        ----------    -----------  -----------   -----------   -----------   -------
Balance at
December 31,1999        10,198,712      $ 10,199   $1,401,874    $ (249,400)   (1,155,013)    7,660
                        ==========    =========== ============   ===========   ===========   =======

                         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.













AMERISTAR NETWORK, INC.
(A Development Stage Company)
Consolidated Statement of Loss and Accumulated Deficit
For the years ended December 31, 1999, 1998, and 1997 and
For the period September 23, 1996 (inception) to December 31, 1999                        Cumulative
                                                                                          During
                                             December 31,   December 31,   December 31,   Development
                                             1999           1998           1997           Stage
                                             ------------   ------------   ------------   -----------
Sales                                        $    40,095    $         0    $       0      $  40,095

Expenses
  General and administrative expenses            949,434         27,774       26,311      1,004,096
  Depreciation and amortization                    7,480          5,623          698         13,874
  Rent expense                                    32,450              0            0         32,450
  Interest expense                                 3,104          1,071        1,804          6,127
  Research and development                       138,584              0            0        138,584
                                             ------------   ------------   ------------   -----------
    Total Expenses                             1,131,052         34,468       28,813      1,195,131
                                             ------------   ------------   ------------   -----------
Net Loss                                      (1,090,957)       (34,468)     (28,813)    (1,155,036)
Other Income
  Interest income                                      8             15                          23
                                             ------------   ------------   ------------   -----------
    Total Other Income (Expenses)                      8             15                          23
                                             ------------   ------------   ------------   -----------
Net loss                                     $(1,090,949)       (34,453)   $ (28,813)  $ (1,155,013)
                                             ============   ============   ============   ===========
Basic loss per share                         $     (0.21)   $     (0.05)   $   (0.16)
                                             ============   ============   ============
Weighted average shares outstanding            5,116,540        695,255      180,317
                                             ============   ============   ============

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

[CAPTION]
AMERISTAR NETWORK, INC.
(A Development Stage Company)
Consolidated Notes to Financial Statements
December 31, 1999


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

The Company has been in the development stage since its formation on September23,1996. The Company has not earned significant revenue from planned principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

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

      In April 1999, the Company sold 400,000 shares of common stock for aggregate consideration of $275,000 by issuance of a note receivable non bearing interest. In August 2000, the Company received the proceeds in full on the note receivable.

Note 4 - PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following at December 31, 1999 and 1998:

                                                            1999         1998
                                                            ----         ----

      Furniture and equipment                             $ 22,669     $ 2,523
      Less: Accumulated depreciation and amortization     (  3,375     (   895)
                                                           -------     --------

                       Net property and equipment        $  18,894     $ 1,628
                                                          ========     ========
Note 5 SOFTWARE LICENSING AGREEMENT

On June 6, 1998, the Company purchased at cost an exclusive license agreement from Wholesale Network Center portion of the Virtual Lender Software System and Intellectual Property. The agreement grants the Company perpetual usage of the license and technology for the United States of America, Mexico and Canada.
The Company paid a total cost of $150,000 which is being amortized over an estimated useful life of 30 years.
1999 1998

            Software distribution rights                 $150,000   $150,000
            Less: Accumulated amortization                (10,446)   ( 5,146)

                                                           -------    -------

                                                         $139,854   $144,854
                                                           =======    =======

NOTE 6 - GOING CONCERN

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

NOTE 7 - INCOME TAXES

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

Year of Loss                   Amount             Expiration Date
------------                  -------             ---------------

1996                           $ 798                   2011
1997                          28,813                   2012
1998                          34,453                   2013
1999                       1,088,695                   2014


NOTE 8 - NOTES PAYABLE
                                                   1999          1998
                                                   ----          ----
Note #1 - To an individual due on
demand interest at 10%
Per annum, note dated
October 21, 1997                                  $    0        $1,000

Note #2 - To an individual due
in ninety days at 18% per                             0         5,000
annum, note dated July 1, 1998

Note #3 - To an individual due
on at 18% per annum,
note dated December 11, 1998                           0         4,000
                                                   ------       ------
        Total                                     $     0      $10,000
                                                   ======       ======

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


NOTE 11. ACQUISITION OF SUBSIDIARIES

On April 26, 1999, the Company issued 5,500,000 shares of its common stock in exchange for 100% CVS Technologies, Inc. common stock shares issued and outstanding. CVS incorporated on March 23, 1999 in the state of Delaware. This combination is accounted for as a pooling of interest as per APB
Opinion No. 16

On May 13, 1999, the Company issued 250,000 shares of its common stock in exchange for 100% of the shares issued and outstanding of AmeriStar Mortgage, Inc. AmeriStar Mortgage, Inc. incorporated March 18, 1999 in the state of Delaware. This combination will be accounted for as a pooling of interest as per APB Opinion No. 16.

Both firms satisfy the criteria set forth by APB No. 16.

ATTRIBUTES:

1. Each of the combining firms were never a subsidiary or division or another firm.

2. Each of the combining firms are independent of one another.

MANNER OF COMBINING INTEREST:

1. These combinations are accomplished in a single transaction.

2. Common stocks were issued for all assets of the combining firms.

3. The shares issued have rights identical to those of the majority of the issuer's outstanding voting common shares.

4. None of the combining companies changes the equity interest of the voting common stock in contemplation of effecting the combination.

5. Each of the combining companies reacquires shares of voting common stock only for purposes other than business combinations, and no company reacquires more than a normal number of shares between the dates the plan of combination is initiated and consummated.

6. The ratio of the interest of an individual common shareholder to those of other common shareholders remained the same as a result of the exchange of stock to effect the combinations.

7. The voting rights to which the common stock ownership interests in the resulting combined corporation are entitled and exercisable by the stockholders. There are no restrictions exercising those rights for a period.

8. The combination is resolved at the date the plan is consummated and no provisions of the plan relating to the issue of securities or other consideration are pending.

ABSENCE OF PLANNED TRANSACTIONS

1. The combined corporation does not agree directly or indirectly to retire or reacquire all or part of the common stock issued to effect the combination.

2. The combined corporation does not enter into other financial arrangements for the benefit of the former stockholders of a combining company.

3. The combined corporation does not intend or plan to dispose of a significant part of the assets of the combining companies within 2 years after the combination other than disposals in the ordinary course of business of the formerly separate companies and to eliminate duplicate facilities or excess capacity.
             AmeriStar Network, Inc.

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


[CAPTION]
Exhibit 3.1

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

[CAPTION]
EXHIBIT 3.3(a)
BY-LAWS OF AMERISTAR NETWORK, INC.

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

[CAPTION]
Exhibit 3.3(b)
AMENDED AND RESTATED BYLAWS
OF AMERISTAR NETWORK, INC.
A DELAWARE CORPORATION


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


[CAPTION]
Exhibit 4.1
SPECIMEN OF COMMON STOCK CERTIFICATE

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

Dated:

Secretary                                              President

                         Corporate Seal
[CAPTION]
EXHIBIT 10 INTELLECTUAL PROPERTIES PARTIAL ASSIGNMENT

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

                                         JETCO, INC.

                                         /s/ George A. Todt
                                        -------------------------------
                                        By: George A. Todt, President

                                       AMERISTAR CORP.

                                        /s/ O. Russell Crandall, Jr.
                                        -------------------------------
                                        By: O. Russell Crandall, Jr.
                                        Chairman of the Board & CEO


[CAPTION]
EXHIBI>10(d)
CERTIFICATE OF INCORPORATION(AMENDED AND RESTATED)
STATE OF DELAWARE
SECRETARY OF STATE
DIVISION OF CORPORATIONS
FILED 09:00 AM  02/01/2000
  001051315 - 2888886


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

[CAPTION]
EXHIBIT10(e) BY LAWS OF JETCO (AMENDED AND RESTATED)

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


[CAPTION]
EXHIBIT 10(f) CONSULTING AGREEMENT DATED JANUARY 25, 2000

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

 [CAPTION]
 EXHIBIT10(g) LOAN AGREEMENT DATED JANUARY 12, 2000


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




[CAPTION]
 <EXHIBIT>10(i)  PRESS RELEASE DATED JANUARY 27, 2000
EXHIBIT 99.1



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

Contact: Betsy Rowbottom
 Vice President
 PageOne Business Productions, LLC
 310.230.6101


 <EXHIBIT> 10(i) AVERY SETTLEMENT AGREEMENT

THIS AGREEMENT ("Agreement") is made this 22nd day of September, 2000, by and among MICHAEL AVERY ("Mr. Avery") and LESLIE CATSMAN-AVERY ("Ms. Catsman-Avery") and AMERISTAR NETWORK, INC. (the "Company"), a Delaware corporation. (Hereinafter, Mr. Avery and Ms. Catsman-Avery are together sometimes referred to as the "Averys".)

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